Form 10-Q
period 2025-06-30
TYLER TECHNOLOGIES INC
filed 2025-07-30
CIK 860731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐     No   ☒
The number of shares of common stock of registrant outstanding on July 28, 2025 was 43,261,810.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Subscriptions	$405,075	$333,682	$780,064	$646,925
Maintenance	112,123	115,309	224,924	232,527
Professional services	58,612	71,928	122,662	136,734
Software licenses and royalties	3,663	5,329	10,657	14,063
Hardware and other	16,644	14,728	22,975	23,086
Total revenues	596,117	540,976	1,161,282	1,053,335

Cost of revenues:
Subscriptions, maintenance, and professional services	292,595	277,145	570,648	546,015
Software licenses and royalties	1,839	1,560	3,749	3,125
Amortization of software development	5,505	4,484	10,884	8,847
Amortization of acquired software	9,319	9,240	18,613	18,479
Hardware and other	13,675	10,731	17,123	15,387
Total cost of revenues	322,933	303,160	621,017	591,853

Gross profit	273,184	237,816	540,265	461,482

Sales and marketing expense	36,312	41,565	72,785	77,992
General and administrative expense	76,601	75,420	156,053	148,130
Research and development expense	50,842	28,951	98,686	58,384
Amortization of other intangibles	13,833	13,845	27,972	31,963

Operating income	95,596	78,035	184,769	145,013

Interest expense	(1,262)	(1,253)	(2,508)	(3,437)
Other income, net	8,179	1,883	15,542	3,728
Income before income taxes	102,513	78,665	197,803	145,304
Income tax provision	17,886	10,927	32,124	23,396
Net income	$84,627	$67,738	$165,679	$121,908

Earnings per common share:
Basic	$1.96	$1.59	$3.84	$2.87
Diluted	$1.93	$1.57	$3.76	$2.82
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$84,627	$67,738	$165,679	$121,908
Other comprehensive (loss) income, net of tax:
Securities available-for-sale and transferred securities:
Change in net unrealized holding (losses) gains on available-for-sale securities during the period	(31)	55	42	108
Reclassification adjustment for net income on sale of available-for-sale securities, included in net income	(1)	—	—	—
Other comprehensive (loss) income, net of tax	(32)	55	42	108
Comprehensive income	$84,595	$67,793	$165,721	$122,016
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)

	June 30, 2025 (unaudited)	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$787,447	$744,721
Accounts receivable (less allowance for losses and sales adjustments of $27,445 in 2025 and $17,325 in 2024)	714,413	587,634
Short-term investments	104,899	23,257
Prepaid expenses	91,096	65,135
Income tax receivable	17,601	11,975
Other current assets	8,236	8,057
Total current assets	1,723,692	1,440,779
Accounts receivable, long-term	7,015	7,153
Operating lease right-of-use assets	34,723	31,433
Property and equipment, net	161,293	163,775
Other assets:
Software development costs, net	74,719	76,117
Goodwill	2,542,019	2,531,653
Other intangibles, net	793,725	831,966
Non-current investments	2,994	10,758
Other non-current assets	85,575	86,381
	$5,425,755	$5,180,015
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$171,582	$156,817
Accrued liabilities	172,610	197,709
Operating lease liabilities	8,998	9,643
Deferred revenue	720,497	701,438
Current portion of convertible senior notes due 2026, net	598,798	—
Total current liabilities	1,672,485	1,065,607
Convertible senior notes due 2026, net	—	597,934
Deferred revenue, long-term	22,878	22,376
Deferred income taxes	36,437	47,503
Operating lease liabilities, long-term	33,922	30,791
Other long-term liabilities	25,366	27,382
Total liabilities	1,791,088	1,791,593
Commitments and contingencies	—	—
Shareholders' equity:
Preferred stock, $10.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 48,147,969 shares issued and outstanding as of June 30, 2025 and December 31, 2024	481	481
Additional paid-in capital	1,620,258	1,539,301
Accumulated other comprehensive loss, net of tax	(115)	(157)
Retained earnings	2,032,478	1,866,799
Treasury stock, at cost; 4,896,113 and 5,184,092 shares in 2025 and 2024, respectively	(18,435)	(18,002)
Total shareholders' equity	3,634,667	3,388,422
	$5,425,755	$5,180,015
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$165,679	$121,908
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	68,943	74,236
Gains from sale of investments	—	(1)
Share-based compensation expense	75,962	57,273
Amortization of operating lease right-of-use assets	4,860	4,865
Deferred income tax benefit	(11,080)	(36,807)
Other	39	190
Changes in operating assets and liabilities, exclusive of effects of acquired companies:
Accounts receivable	(126,188)	(89,785)
Income tax payable	(5,626)	17,909
Prepaid expenses and other current assets	(25,712)	(32,586)
Accounts payable	14,765	4,136
Operating lease liabilities	(5,663)	(6,426)
Accrued liabilities	(19,727)	(1,173)
Deferred revenue	18,531	19,263
Other long-term liabilities	(314)	3,141
Net cash provided by operating activities	154,469	136,143

Cash flows from investing activities:
Additions to property and equipment	(7,822)	(13,850)
Purchase of marketable security investments	(107,286)	—
Proceeds and maturities from marketable security investments	34,284	6,351
Investment in software development	(10,400)	(16,493)
Cost of acquisitions, net of cash acquired	(18,230)	(1,302)
Other	526	21
Net cash used by investing activities	(108,928)	(25,273)

Cash flows from financing activities:
Payment on term loans	—	(50,000)
Purchase of treasury shares	(1,605)	—
Proceeds from exercise of stock options, net of withheld shares for taxes upon equity award settlement	(3,155)	15,885
Contributions from employee stock purchase plan	9,322	8,474
Other	(7,377)	—
Net cash used by financing activities	(2,815)	(25,641)

Net increase in cash and cash equivalents	42,726	85,229
Cash and cash equivalents at beginning of period	744,721	165,493
Cash and cash equivalents at end of period	$787,447	$250,722
See accompanying notes.

	Six Months Ended June 30,
	2025	2024
Supplemental cash flow information:
Cash paid for interest	$969	$1,930
Cash paid for income taxes, net	46,293	39,062
Non-cash investing and financing activities:
Non-cash additions to property and equipment	$502	$45

TYLER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at March 31, 2025	48,148	$481	$1,581,856	$(83)	$1,947,851	(5,035)	$(17,401)	$3,512,704
Net income	—	—	—	—	84,627	—	—	84,627
Other comprehensive loss, net of tax	—	—	—	(32)	—	—	—	(32)
Exercise of stock options and vesting of restricted stock units	—	—	(5,209)	—	—	163	18,536	13,327
Employee taxes paid for withheld shares upon equity award settlement	—	—	—	—	—	(32)	(18,008)	(18,008)
Share-based compensation	—	—	38,302	—	—	—	—	38,302
Issuance of shares pursuant to employee stock purchase plan	—	—	5,309	—	—	11	43	5,352
Treasury stock repurchases	—	—	—	—	—	(3)	(1,605)	(1,605)
Balance at June 30, 2025	48,148	$481	$1,620,258	$(115)	$2,032,478	(4,896)	$(18,435)	$3,634,667

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at March 31, 2024	48,148	$481	$1,385,095	$(273)	$1,657,943	(5,707)	$(20,111)	$3,023,135
Net income	—	—	—	—	67,738	—	—	67,738
Other comprehensive income, net of tax	—	—	—	55	—	—	—	55
Exercise of stock options and vesting of restricted stock units	—	—	5,168	—	—	194	12,933	18,101
Employee taxes paid for withheld shares upon equity award settlement	—	—	—	—	—	(25)	(12,249)	(12,249)
Share-based compensation	—	—	30,407	—	—	—	—	30,407
Issuance of shares pursuant to employee stock purchase plan	—	—	4,866	—	—	14	55	4,921
Balance at June 30, 2024	48,148	$481	$1,425,536	$(218)	$1,725,681	(5,524)	$(19,372)	$3,132,108

TYLER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2024	48,148	$481	$1,539,301	$(157)	$1,866,799	(5,184)	$(18,002)	$3,388,422
Net income	—	—	—	—	165,679	—	—	165,679
Other comprehensive income, net of tax	—	—	—	42	—	—	—	42
Exercise of stock options and vesting of restricted stock units	—	—	(4,251)	—	—	328	34,022	29,771
Employee taxes paid for withheld shares for taxes upon equity award settlement	—	—	—	—	—	(56)	(32,926)	(32,926)
Share-based compensation	—	—	75,962	—	—	—	—	75,962
Issuance of shares pursuant to employee stock purchase plan	—	—	9,246	—	—	19	76	9,322
Treasury stock purchases	—	—	—	—	—	(3)	(1,605)	(1,605)
Balance at June 30, 2025	48,148	$481	$1,620,258	$(115)	$2,032,478	(4,896)	$(18,435)	$3,634,667

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2023	48,148	$481	$1,354,787	$(326)	$1,603,773	(5,858)	$(20,720)	$2,937,995
Net income	—	—	—	—	121,908	—	—	121,908
Other comprehensive income, net of tax	—	—	—	108	—	—	—	108
Exercise of stock options and vesting of restricted stock units	—	—	3,430	—	—	389	35,911	39,341
Employee taxes paid for withheld shares for taxes upon equity award settlement	—	—	—	—	—	(51)	(23,456)	(23,456)
Share-based compensation	—	—	57,273	—	—	—	—	57,273
Issuance of shares pursuant to employee stock purchase plan	—	—	8,379	—	—	24	95	8,474
Reimbursement of shares from escrow	—	—	1,667	—	—	(28)	(11,202)	(9,535)
Balance at June 30, 2024	48,148	$481	$1,425,536	$(218)	$1,725,681	(5,524)	$(19,372)	$3,132,108

Tyler Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Tables in thousands, except per share data)

(1)    Basis of Presentation
We prepared the accompanying condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States (“GAAP”), for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted for interim periods. Balance sheet amounts are as of June 30, 2025, and December 31, 2024, and operating result amounts are for the three and six months ended June 30, 2025, and 2024, and include all normal and recurring adjustments that we considered necessary for the fair summarized presentation of our financial position and operating results. As these are condensed financial statements, one should also read the financial statements and notes included in our latest Form 10-K for the year ended December 31, 2024. Revenues, expenses, assets, and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year. Certain amounts for previous years have been reclassified to conform to the current year presentation.
Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and includes all components of net income (loss) and other comprehensive income (loss). During the three and six months ended June 30, 2025, we had approximately $32,000, of other comprehensive loss, and $42,000, of other comprehensive income, net of taxes, respectively, from our available-for-sale investment holdings. During the three and six months ended June 30, 2024, we had approximately $55,000 and $108,000, of other comprehensive income, net of taxes, respectively, from our available-for-sale investment holdings, respectively.
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
Subscription-Based Services
Subscription-based services consist primarily of revenues derived from software as a service (“SaaS”) arrangements and transaction-based fees. For SaaS arrangements, we evaluate whether the client has the contractual right to take possession of our software at any time during the hosting period without significant penalty and whether the client can feasibly maintain the software on the client’s hardware or enter into another arrangement with a third party to host the software. We recognize SaaS services ratably over the term of the arrangement, which range from one to 10 years, but most arrangements are typically for periods of one to three years. For professional services associated with certain SaaS arrangements, we have concluded that the services are not distinct, and we recognize the revenue ratably over the remaining contractual period once we have provided the client access to the software.
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
For transaction-based revenues from digital government services and online payments, we have the right to charge the client an amount that directly corresponds with the value to the client of our performance to date. Therefore, we recognize revenues for these services over time based on the amount billable to the client. In some cases, we are paid on a fixed-fee basis and recognize the revenue ratably over the contractual period. Typically, the structure of our arrangements does not give rise to variable consideration. However, in those instances where variable consideration exists, we include in our estimates additional revenues for variable consideration when we believe we have an enforceable right, the amount can be estimated reliably, and its realization is probable.
Costs of performing services under subscription-based arrangements are expensed as incurred, except for certain direct and incremental contract origination costs associated with SaaS arrangements. Such direct and incremental costs are capitalized and amortized ratably over the period of benefit.
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
Accounts receivable is as follows:

	June 30, 2025	December 31, 2024
Accounts receivable - current	$714,413	$587,634
Accounts receivable - long term	7,015	7,153
Total accounts receivable	$721,428	$594,787
Total accounts receivable, including total current and long-term accounts receivable, net of allowance for losses and sales adjustments, was $721.4 million and $594.8 million, as of June 30, 2025, and December 31, 2024, respectively. We have recorded unbilled receivables of $111.8 million and $115.6 million as of June 30, 2025, and December 31, 2024, respectively. Unbilled receivables expected to be collected within one year have been included with the current portion of accounts receivable in the accompanying condensed consolidated balance sheets. Unbilled receivables and retention receivables expected to be collected past one year have been included with the long-term portion of accounts receivable in the accompanying condensed consolidated balance sheets. Unbilled receivables also include retention receivables of $10.8 million and $11.4 million as of June 30, 2025, and December 31, 2024, respectively, which become payable upon the completion of the contract or completion of our fieldwork and formal hearings.
We maintain allowances for losses and sales adjustments, which losses are recorded against revenue at the time the loss is incurred. Because most of our clients are domestic governmental entities, we rarely incur a credit loss resulting from the inability of a client to make required payments. Consequently, we have not recorded a reserve for credit losses. Events or changes in circumstances that indicate the carrying amount for the allowances for losses and sales adjustments may require revision include, but are not limited to, managing our client’s expectations regarding the scope of the services to be delivered and defects or errors in new versions or enhancements of our software products. Our allowances for losses and sales adjustments are $27.4 million and $17.3 million as of June 30, 2025, and December 31, 2024, respectively.
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
For the three and six months ended June 30, 2025, no triggering event or changes to circumstances indicated that a potential impairment had occurred for goodwill or other intangible assets.

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
We report our results in two reportable segments. Our reportable segments are organized on the basis of a combination of the products and services they deliver to clients and the function that the public sector client performs. Operating segments that have met the aggregation criteria have been combined into our two reportable segments. The Enterprise Software (“ES”) reportable segment provides public sector entities with software systems and services to meet their information technology and automation needs for mission-critical “back-office” functions such as: public administration solutions, courts and public safety solutions, education solutions, and property and recording solutions. The Platform Technologies (“PT”) reportable segment provides public sector entities with platform and transformative solutions including digital solutions, payment processing, streamlined data processing, and improved operations and workflows.
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

For the three months ended June 30, 2025	Enterprise Software	Platform Technologies	Totals
Revenues
Subscriptions:
SaaS	$168,059	$21,512
Transaction-based fees	79,786	135,718
Maintenance	106,779	5,344
Professional services	56,862	1,750
Software licenses and royalties	3,846	(183)
Hardware and other	8,950	128
Total segment revenues	424,282	164,269	588,551
Less:
Cost of revenues	178,462	114,980
Sales and marketing expense	24,971	5,034
General and administrative expense	10,867	13,374
Research and development expense	39,395	4,215
Segment operating income	$170,587	$26,666	$197,253

For the three months ended June 30, 2024	Enterprise Software	Platform Technologies	Totals
Revenues
Subscriptions:
SaaS	$136,045	$19,933
Transaction-based fees	55,701	122,003
Maintenance	109,196	6,113
Professional services	58,731	13,197
Software licenses and royalties	5,319	10
Hardware and other	7,815	—
Total segment revenues	372,807	161,256	534,063
Less:
Cost of revenues	173,473	103,210
Sales and marketing expense	28,001	5,601
General and administrative expense	13,016	14,484
Research and development expense	24,731	3,052
Segment operating income	$133,586	$34,909	$168,495

For the six months ended June 30, 2025	Enterprise Software	Platform Technologies	Totals
Revenues
Subscriptions:
SaaS	$326,800	$42,851
Transaction-based fees	149,625	260,788
Maintenance	213,758	11,166
Professional services	111,455	11,207
Software licenses and royalties	10,840	(183)
Hardware and other	14,550	169
Total segment revenues	827,028	325,998	1,153,026
Less:
Cost of revenues	347,749	223,973
Sales and marketing expense	50,238	9,765
General and administrative expense	22,459	26,775
Research and development expense	77,075	8,533
Segment operating income	$329,507	$56,952	$386,459

For the six months ended June 30, 2024	Enterprise Software	Platform Technologies	Totals
Revenues
Subscriptions:
SaaS	$264,187	$40,575
Transaction-based fees	107,585	234,578
Maintenance	220,378	12,149
Professional services	113,624	23,110
Software licenses and royalties	13,890	173
Hardware and other	16,173	—
Total segment revenues	735,837	310,585	1,046,422
Less:
Cost of revenues	344,278	201,748
Sales and marketing expense	53,227	11,265
General and administrative expense	24,464	27,977
Research and development expense	49,583	6,431
Segment operating income	$264,285	$63,164	$327,449

	Three Months Ended June 30,		Six Months Ended June 30,
Reconciliation of reportable segment operating income to the Company's consolidated totals:	2025	2024	2025	2024
Total segment operating income	$197,253	$168,495	$386,459	$327,449
Corporate unallocated:
Total revenues	7,566	6,913	8,256	6,913
Cost of revenues	(29,491)	(26,477)	(49,295)	(45,827)
Sales and marketing expense	(6,307)	(7,963)	(12,782)	(13,500)
General and administrative expense	(52,360)	(47,920)	(106,819)	(95,689)
Research and development expense	(7,232)	(1,168)	(13,078)	(2,370)
Amortization of other intangibles	(13,833)	(13,845)	(27,972)	(31,963)
Interest expense	(1,262)	(1,253)	(2,508)	(3,437)
Other income, net	8,179	1,883	15,542	3,728
Income before income taxes	$102,513	$78,665	$197,803	$145,304
The following table presents reconciliations of segment revenues from external customers and other segment information to the Company’s consolidated totals:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues:	2025	2024	2025	2024
ES	$424,282	$372,807	$827,028	$735,837
PT	164,269	161,256	325,998	310,585
Corporate unallocated	7,566	6,913	8,256	6,913
Total consolidated	$596,117	$540,976	$1,161,282	$1,053,335

Depreciation and amortization expense:
ES	$7,400	$8,498	$14,007	$18,994
PT	22,282	21,529	44,499	45,284
Corporate unallocated	4,640	4,112	10,437	9,958
Total consolidated	$34,322	$34,139	$68,943	$74,236

Software development expenditures:
ES	$692	$2,110	$2,241	$3,731
PT	4,086	4,346	8,077	8,579
Corporate	72	2,651	82	4,183
Total consolidated	$4,850	$9,107	$10,400	$16,493

Capital expenditures:
ES	$1,552	$5,602	$2,282	$12,002
PT	2,854	825	3,793	1,512
Corporate	1,081	141	1,747	336
Total consolidated	$5,487	$6,568	$7,822	$13,850

Segment assets:	June 30, 2025	December 31, 2024
ES	$633,080	$572,224
PT	412,418	416,635
Corporate	4,380,257	4,191,156
Total consolidated	$5,425,755	$5,180,015

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
Recurring Revenues
The majority of our revenues are comprised of revenues from subscriptions and maintenance, which we consider to be recurring revenues. Subscription revenues primarily consist of revenues derived from our SaaS arrangements and transaction-based fees. These revenues are considered recurring because revenues from these sources are expected to re-occur in similar annual amounts for the term of our relationship with the client. Transaction-based fees are generally the result of multi-year contracts with our clients that result in fees generated by payment transactions and digital government services and are collected on a recurring basis during the contract term. The contract terms for subscription arrangements range from one to 10 years but are typically contracted for initial periods of one to three years. Nearly all of our on-premises software client contracts with us for maintenance and support. Maintenance and support are generally provided under auto-renewing annual contracts or multi-year contracts. We consider all other revenue categories to be non-recurring revenues.
Recurring revenues and non-recurring revenues recognized during the period are as follows:

For the three months ended June 30, 2025	Enterprise Software	Platform Technologies	Corporate Unallocated	Totals
Revenues
Subscriptions:
SaaS	$168,059	$21,512	$—	$189,571
Transaction-based fees	79,786	135,718	—	215,504
Maintenance	106,779	5,344	—	112,123
Total recurring revenues	354,624	162,574	—	517,198

Professional services	56,862	1,750	—	58,612
Software licenses and royalties	3,846	(183)	—	3,663
Hardware and other	8,950	128	7,566	16,644
Total non-recurring revenues	69,658	1,695	7,566	78,919

Total	$424,282	$164,269	$7,566	$596,117

For the three months ended June 30, 2024	Enterprise Software	Platform Technologies	Corporate Unallocated	Totals
Revenues
Subscriptions:
SaaS	$136,045	$19,933	$—	$155,978
Transaction-based fees	55,701	122,003	—	177,704
Maintenance	109,196	6,113	—	115,309
Total recurring revenues	300,942	148,049	—	448,991

Professional services	58,731	13,197	—	71,928
Software licenses and royalties	5,319	10	—	5,329
Hardware and other	7,815	—	6,913	14,728
Total non-recurring revenues	71,865	13,207	6,913	91,985

Total	$372,807	$161,256	$6,913	$540,976

For the six months ended June 30, 2025	Enterprise Software	Platform Technologies	Corporate Unallocated	Totals
Revenues
Subscriptions:
SaaS	$326,800	$42,851	$—	$369,651
Transaction-based fees	149,625	260,788	—	410,413
Maintenance	213,758	11,166	—	224,924
Total recurring revenues	690,183	314,805	—	1,004,988

Professional services	111,455	11,207	—	122,662
Software licenses and royalties	10,840	(183)	—	10,657
Hardware and other	14,550	169	8,256	22,975
Total non-recurring revenues	136,845	11,193	8,256	156,294

Total	$827,028	$325,998	$8,256	$1,161,282

For the six months ended June 30, 2024	Enterprise Software	Platform Technologies	Corporate Unallocated	Totals
Revenues
Subscriptions:
SaaS	$264,187	$40,575	$—	$304,762
Transaction-based fees	107,585	234,578	—	342,163
Maintenance	220,378	12,149	—	232,527
Total recurring revenues	592,150	287,302	—	879,452

Professional services	113,624	23,110	—	136,734
Software licenses and royalties	13,890	173	—	14,063
Hardware and other	16,173	—	6,913	23,086
Total non-recurring revenues	143,687	23,283	6,913	173,883

Total	$735,837	$310,585	$6,913	$1,053,335

(5)    Deferred Revenue and Performance Obligations
Total deferred revenue, including long-term, by segment is as follows:

	June 30, 2025	December 31, 2024
Enterprise Software	$716,698	$683,909
Platform Technologies	25,840	36,117
Corporate	837	3,788
Totals	$743,375	$723,814
Changes in total deferred revenue, including long-term, were as follows:

Six Months Ended June 30, 2025
Balance as of December 31, 2024	$723,814
Deferral of revenue	771,669
Recognition of deferred revenue	(752,108)
Balance as of June 30, 2025	$743,375
Remaining Performance Obligations
We expect to recognize as revenue approximately 97% of our deferred revenue balance as of June 30, 2025, in the next 12 months, and the remainder thereafter. We believe the portion of the transaction price allocated to the remaining performance obligations which is not included in our deferred revenue balance is not a meaningful indicator of future revenue due to contracts with transaction-based fees that vary with transaction activity, the variability in subscription term lengths, and termination provisions included in some contracts that limit inclusion and cause variability from period to period.
(6)    Deferred Commissions
Deferred commissions are as follows:

	June 30, 2025	December 31, 2024
Prepaid commissions	$17,770	$18,037
Long-term deferred commissions	43,826	38,762
Total deferred commissions	$61,596	$56,799
Amortization expense related to deferred commissions is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Amortization expense	$4,943	$4,882	$10,043	$9,644
Deferred commissions have been included with prepaid expenses for the current portion and non-current other assets for the long-term portion in the accompanying condensed consolidated balance sheets. Amortization expense related to deferred commissions is included in sales and marketing expense in the accompanying condensed consolidated statements of income.

(7)    Acquisitions
On January 31, 2025, we acquired MyGov, LLC (“MyGov”), a provider of SaaS platform solutions for community development. The total cash purchase price, net of cash acquired of $215,000, was approximately $18.2 million.
We have performed a preliminary valuation analysis of the fair market value of MyGov’s assets and liabilities. In connection with this transaction, we acquired total tangible assets of $0.7 million and assumed liabilities of approximately $1.1 million. We recorded goodwill of approximately $10.3 million, which is expected to be deductible for tax purposes, and other identifiable intangible assets of approximately $8.5 million. The operating results of MyGov are included with the operating results of the Enterprise Software segment since the inception date of the acquisition. The impact of this acquisition on our operating results, assets, and liabilities is not material.
As of June 30, 2025, the purchase price allocation for MyGov is not final; therefore, certain preliminary valuation estimates of fair value assumed at the acquisition date for intangible assets and receivables are subject to change as valuations are finalized. Our balance sheet as of June 30, 2025, reflects the allocation of the purchase price to the net assets acquired based on their estimated fair value at the date of the acquisition. The fair value of the assets and liabilities acquired are based on valuations using Level 3 unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
During the six months ended June 30, 2025, we paid $7.4 million in cash for long-term indemnity holdbacks related to prior acquisitions.
(8)    Debt
The following table summarizes our total outstanding borrowings:

	Rate	Maturity Date	June 30, 2025	December 31, 2024
2024 Credit Agreement
Revolving credit facility	S + 1.125%	September 2029	$—	$—
Convertible Senior Notes due 2026	0.25%	March 2026	600,000	600,000
Total borrowings			600,000	600,000
Less: unamortized debt discount and debt issuance costs			(1,202)	(2,066)
Total borrowings, net			598,798	597,934

Current portion of convertible senior notes due 2026, net			598,798	—
Long Term - convertible senior notes due 2026, net			—	597,934
Total Debt			$598,798	$597,934
2024 Credit Agreement
On September 25, 2024, the Company entered into a $700.0 million credit agreement with the various lender parties thereto and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender, and Issuing Lender (the “2024 Credit Agreement”). The 2024 Credit Agreement provides for an unsecured revolving credit facility in an aggregate principal amount of up to $700.0 million, including sub-facilities for standby letters of credit and swingline loans. The 2024 Credit Agreement matures on September 25, 2029, and loans may be prepaid at any time, without premium or penalty, subject to certain minimum amounts and payment of any Secured Overnight Financing Rate (“SOFR”) breakage costs. The 2024 Credit Agreement replaced Tyler’s previous $500.0 million unsecured credit facility under the credit agreement dated April 21, 2021, among the Company and various lenders party thereto, which was scheduled to mature in April 2026.
The 2024 Credit Agreement contains certain customary representations and warranties, affirmative and negative covenants, and defined events of defaults. The 2024 Credit Agreement requires us to maintain certain financial ratios and other financial conditions and limits us from making certain investments, advances, cash dividends or loans, and limits incurrence of additional indebtedness and liens.

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
Convertible Senior Notes due 2026
On March 9, 2021, we issued 0.25% Convertible Senior Notes due in 2026 in the aggregate principal amount of $600.0 million (“the Convertible Senior Notes” or “the Notes”). The Convertible Senior Notes were issued pursuant to, and are governed by, an indenture, dated as of March 9, 2021, with U.S. Bank National Association as trustee (the “Indenture”). The net proceeds from the issuance of the Convertible Senior Notes were $591.4 million, net of initial purchasers’ discounts of $6.0 million and debt issuance costs of $2.6 million.
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
As of June 30, 2025, none of the conditions allowing holders of the Convertible Senior Notes to convert have been met.

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
Effective Interest Rate
The weighted average interest rate for the borrowings under the Convertible Senior Notes was 0.25% as of June 30, 2025. For the six months ended June 30, 2025, the effective interest rate was 0.54% for the Convertible Senior Notes. The following sets forth the interest expense recognized related to the borrowings and commitment fees for unused portions under the 2024 Credit Agreement, the 2021 Credit Agreement and Convertible Senior Notes and is included in interest expense in the accompanying condensed consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Contractual interest expense - Revolving Credit Facility	$(256)	$(229)	$(495)	$(459)
Contractual interest expense - Term Loans	—	—	—	(761)
Contractual interest expense - Convertible Senior Notes	(375)	(375)	(750)	(750)
Amortization of debt discount and debt issuance costs	(631)	(649)	(1,263)	(1,467)
Total	$(1,262)	$(1,253)	$(2,508)	$(3,437)
As of June 30, 2025, we had one outstanding letter of credit totaling $500,000. The letter of credit, which guarantees our performance under a client contract, automatically renews annually unless canceled in writing, and expires in the third quarter of 2025.
(9)    Financial Instruments
The following table presents our financial instruments:

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$787,447	$744,721
Available-for-sale investments	107,893	34,015
Equity investment	10,000	10,000
Total	$905,340	$788,736
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
As of June 30, 2025 and December 31, 2024, we have an accrued interest receivable balance of approximately $860,000 and $227,000, respectively, which is included in accounts receivable, net. We do not measure an allowance for credit losses for accrued interest receivables. We record any losses within the maturity period or at the time of sale of the investment, and any write-offs to accrued interest receivables are recorded as reductions to interest income in the period of the loss. During the three and six months ended June 30, 2025, we have recorded no losses for accrued interest receivables. Interest income and amortization of discounts and premiums are included in other income, net in the accompanying condensed consolidated statements of income.
The following table presents the components of our available-for-sale investments:

	June 30, 2025	December 31, 2024
Amortized cost	$108,047	$34,225
Unrealized gains	12	3
Unrealized losses	(166)	(213)
Estimated fair value	$107,893	$34,015
As of June 30, 2025, we have $104.9 million of available-for-sale debt securities with contractual maturities of one year or less and $3.0 million with contractual maturities greater than one year. As of June 30, 2025, 59 available-for-sale securities with a fair value of $57.8 million have been in a loss position for one year or less and three securities with a fair value of $5.1 million have been in a loss position for greater than one year.
The following table presents the activity on our available-for-sale investments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Proceeds from sales and maturities	$32,528	$3,080	$34,284	$6,351
Realized gains on sales, net of tax	1	—	—	—
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
The following table presents fair values of our financial and debt instruments categorized by their fair value hierarchy as of June 30, 2025:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$787,447	$—	$—	$787,447
Available-for-sale investments	—	107,893	—	107,893
Equity investment	—	—	10,000	10,000
Convertible Senior Notes due 2026	—	739,890	—	739,890
The following table presents fair values of our financial and debt instruments categorized by their fair value hierarchy as of December 31, 2024:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$744,721	$—	$—	$744,721
Available-for-sale investments	—	34,015	—	34,015
Equity investment	—	—	10,000	10,000
Convertible Senior Notes due 2026	—	731,310	—	731,310
Assets that are measured at fair value on a recurring basis
Accounts receivables, accounts payables, short-term obligations and certain other assets carrying value approximate fair value because of the short maturity of these instruments.
As of June 30, 2025, we have $107.9 million in investment grade corporate bonds, U.S. Treasuries, and asset-backed securities with maturity dates through 2027. The fair values of these securities are considered Level 2 as they are based on inputs from quoted prices in markets that are not active or other observable market data.
Assets that are measured at fair value on a nonrecurring basis
As of June 30, 2025, we have an 18% interest in BFTR, LLC. As we do not have the ability to exercise significant influence over the investee and the securities do not have readily determinable fair values, our investment is carried at cost less any impairment write-downs. Periodically, our investment is assessed for impairment. We do not reassess the fair value of the investments if there are no identified events or changes in circumstances that indicate fair value of the investment or indicate impairment. No events or changes in circumstances have occurred during the period that require reassessment. There has been no impairment of this investment for the periods presented. This investment is included in other non-current assets in the accompanying condensed consolidated balance sheets.
As described in Note 2, “Summary of Significant Accounting Policies,” we assess goodwill for impairment annually on October 1. In addition, we review goodwill, property and equipment, and other intangibles for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. During the fourth quarter of 2024, we completed our annual assessment of goodwill which did not result in an impairment charge. Further, we identified no indicators of impairment to goodwill, property and equipment, and other intangibles. Therefore, no impairment was recorded as of or for the six months ended June 30, 2025.
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

The following table presents the fair value and carrying value, net, of our Convertible Senior Notes:

	Fair Value at		Carrying Value at
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Convertible Senior Notes due 2026	$739,890	$731,310	$598,798	$597,934
(11)    Income Tax Provision
We had an effective income tax rate of 17.4% and 16.2% for the three and six months ended June 30, 2025, respectively, compared to 13.9% and 16.1% for the three and six months ended June 30, 2024, respectively. The increase in the effective tax rate for the three months ended June 30, 2025, as compared to the prior period, is due to a decrease in excess tax benefits related to stock incentive awards and research tax credit benefits, partially offset by a decrease in liabilities for uncertain tax positions. The increase in the effective tax rate for the six months ended June 30, 2025, as compared to the prior period, is due to a decrease in research tax credit benefits, partially offset by an increase in excess tax benefits related to stock incentive awards and decreases in liabilities for uncertain tax positions and state taxes.
The effective income tax rates for the periods presented are different from the statutory United States federal income tax rate of 21% primarily due to the excess tax benefits related to stock incentive awards and the tax benefits of research tax credits, offset by state income taxes, liabilities for uncertain tax positions, and non-deductible business expenses.
We made income tax payments, net of refunds, of $46.3 million and $39.1 million in the six months ended June 30, 2025, and June 30, 2024, respectively.
On July 4, 2025, the reconciliation bill, commonly referred to as the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which includes a broad range of tax reform provisions that may affect our Company. The OBBBA allows an elective deduction for domestic Research and Development (“R&D”), a reinstatement of elective 100% first-year bonus depreciation, and a more favorable tax rate on Foreign-derived Deduction Eligible Income and income from non-U.S. subsidiaries (“Net CFC Tested Income”), among other provisions. We are currently evaluating the impact of these provisions, which could affect our effective tax rate in 2025 and future periods. We anticipate a significant reduction in current tax payments in the next 12 months, as well as a decrease in deferred tax assets and the income tax payable related to the provisions for full expensing of domestic R&D and bonus depreciation. As the legislation was signed into law after the close of our second quarter, the impacts are not included in our operating results for the six months ended June 30, 2025.
(12)    Share-Based Compensation
The following table summarizes share-based compensation expense related to share-based awards, which is recorded in the condensed consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenues	$8,891	$7,620	$17,605	$15,010
Operating expenses	29,411	22,787	58,357	42,263
Total share-based compensation expense	$38,302	$30,407	$75,962	$57,273

(13)    Earnings Per Share
The following table details the reconciliation of basic earnings per share to diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator for basic and diluted earnings per share:
Net income	$84,627	$67,738	$165,679	$121,908
Denominator:
Weighted-average basic common shares outstanding	43,163	42,527	43,174	42,528
Assumed conversion of dilutive securities:
Stock awards	609	748	661	758
Convertible Senior Notes	157	—	181	—
Denominator for diluted earnings per share - Adjusted weighted-average shares	43,929	43,275	44,016	43,286
Earnings per common share:
Basic	$1.96	$1.59	$3.84	$2.87
Diluted	$1.93	$1.57	$3.76	$2.82
For the three and six months ended June 30, 2025, and 2024, stock awards representing the right to purchase common stock of approximately 83,000 and 53,000 shares and 75,000 and 119,000 shares, respectively, were not included in the computation of diluted earnings per share because their inclusion would have had an antidilutive effect.
We have used the if-converted method for calculating any potential dilutive effect of the Convertible Senior Notes on our diluted net income per share if our average stock price for the period exceeded the conversion price of $493.44 per share of common stock. Under the if-converted method, the Notes are assumed to be converted at the beginning of the period and the resulting common shares, if dilutive, are included in the denominator of the diluted earnings per share calculation for the entire period being presented. For the six months ended June 30, 2025, our average stock price for the period exceeded the conversion price resulting in a dilutive impact of the if-converted method as reflected in the table above. For the six months ended June 30, 2024, our average stock price for the period did not exceed the conversion price; therefore, there was no dilutive impact as reflected in the table above.
(14)    Leases
We lease office facilities, transportation, and other equipment for use in our operations. Most of our leases are non-cancelable operating lease agreements with remaining terms of one to nine years. Some of these leases include options to extend for up to six years. We have no finance leases as of June 30, 2025. Right-of-use lease assets and lease liabilities for our operating leases are recorded in the condensed consolidated balance sheets.
The components of operating lease expense were as follows:

Lease Costs	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost	$2,502	$2,246	$4,846	$4,411
Short-term lease cost	506	522	1,070	1,073
Variable lease cost	159	136	407	374
Net lease cost	$3,167	$2,904	$6,323	$5,858

Supplemental information related to leases is as follows:

Other Information	Six Months Ended June 30,
	2025	2024
Cash flows:
Cash paid amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$6,295	$6,310

Right-of-use assets obtained in exchange for lease obligations (non-cash):
Operating leases	$7,737	$2,428

Lease term and discount rate:
Weighted average remaining lease term (years)	5.8	6.5
Weighted average discount rate	3.37%	1.63%
Rental income from third parties
We own office buildings in Falmouth, Yarmouth and Orono, Maine; Lubbock and Plano, Texas; Troy, Michigan; Latham, New York; Moraine, Ohio; and Kingston Springs, Tennessee. We lease space in some of these buildings to third-party tenants. The property we lease to others under operating leases consists primarily of specific facilities where one tenant obtains substantially all of the economic benefit from the asset and has the right to direct the use of the asset. These non-cancelable leases expire between 2025 and 2035, and some have options to extend the lease for up to 10 years. We determine if an arrangement is a lease at inception. None of our leases allow the lessee to purchase the leased asset.
Rental income from third-party tenants for the three and six months ended June 30, 2025, totaled $812,000 and $1.6 million, respectively, and for the three and six months ended June 30, 2024, totaled $791,000 and $1.6 million, respectively. Rental income is included in hardware and other revenue on the condensed consolidated statements of income. As of June 30, 2025, future minimum operating rental income based on contractual agreements is as follows:

Year ending December 31,	Amount
2025 (Remaining)	$1,122
2026	2,648
2027	2,387
2028	2,139
2029	1,465
Thereafter	5,884
Total	$15,645
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

Purchase Commitments
We have contractual obligations for third-party technology used in our solutions and for other services that we purchase as part of our normal operations. In certain cases, these arrangements require a minimum annual purchase commitment by us. As of June 30, 2025, the remaining aggregate minimum purchase commitment under these arrangements was approximately $609.2 million through 2031.
(16)    Subsequent Events
On July 28, 2025, we completed an acquisition for the total consideration of approximately $20 million, paid in all cash, subject to certain post-closing adjustments including indemnity and working capital holdbacks.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS
This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are not historical in nature and typically address future or anticipated events, trends, expectations or beliefs with respect to our financial condition, results of operations or business. Forward-looking statements often contain words such as “believes,” “expects,” “anticipates,” “foresees,” “forecasts,” “estimates,” “plans,” “intends,” “continues,” “may,” “will,” “should,” “projects,” “might,” “could” or other similar words or phrases. Similarly, statements that describe our business strategy, outlook, objectives, plans, intentions or goals also are forward-looking statements. We believe there is a reasonable basis for our forward-looking statements, but they are inherently subject to risks and uncertainties and actual results could differ materially from the expectations and beliefs reflected in the forward-looking statements. We presently consider the following to be among the important factors that could cause actual results to differ materially from our expectations and beliefs: (1) changes in the budgets or regulatory environments of our clients, including local, state and federal government agencies, that could negatively impact information technology spending; (2) disruption to our business and harm to our competitive position resulting from cyber-attacks, security vulnerabilities and software updates; (3) our ability to protect client information from security breaches and provide uninterrupted operations of data centers; (4) our ability to achieve growth or operational synergies through the integration of acquired businesses, while avoiding unanticipated costs and disruptions to existing operations; (5) material portions of our business require the Internet infrastructure to be adequately maintained; (6) our ability to achieve our financial forecasts due to various factors, including project delays by our clients, reductions in transaction size, fewer transactions, delays in delivery of new products or releases or a decline in our renewal rates for service agreements; (7) general economic, political and market conditions, including inflation and rising interest rates; (8) technological and market risks associated with the development of new products or services or of new versions of existing or acquired products or services; (9) competition in the industry in which we conduct business and the impact of competition on pricing, client retention and pressure for new products or services; (10) the ability to attract and retain qualified personnel and dealing with rising labor costs, the loss or retirement of key members of management or other key personnel; and (11) costs of compliance and any failure to comply with government and stock exchange regulations. These factors and other risks that affect our business are described in Item 1A, “Risk Factors”. We expressly disclaim any obligation to publicly update or revise our forward-looking statements.
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
We report our results in two reportable segments. Our reportable segments are organized on the basis of a combination of the products and services they deliver to clients and the function that the public sector client performs. Operating segments that have met the aggregation criteria have been combined into our two reportable segments. The Enterprise Software (“ES”) reportable segment provides public sector entities with software systems and services to meet their information technology and automation needs for mission-critical “back-office” functions such as: public administration solutions, courts and public safety solutions, education solutions, and property and recording solutions. The Platform Technologies (“PT”) reportable segment provides public sector entities with platform and transformative solutions including digital solutions, payment processing, streamlined data processing, and improved operations and workflows.
Our CODM uses segment operating income or loss to assess performance and to allocate resources (including employees, property, and financial or capital resources) for each segment, predominantly in the annual budget and forecasting process. During the fiscal periods presented, we had no significant transactions between reportable segments. Corporate unallocated amounts are comprised of non-cash amortization of intangible assets associated with acquisitions, depreciation associated with unallocated property and equipment assets, compensation costs for the executive management team and certain shared services staff, and share-based compensation expense for the entire company. Corporate unallocated amounts also include incidental revenues and expenses related to a company-wide user conference and rental income.
See Note 3, “Segment and Related Information,” in the notes to the financial statements for additional information.

Recent Acquisitions
2025
On January 31, 2025, we acquired MyGov, LLC (“MyGov”), a provider of SaaS platform solutions for community development. The total cash purchase price, net of cash acquired of $215,000, was approximately $18.2 million. The actual operating results of MyGov are included with the operating results of the ES segment since the date of acquisition.
2024
We did not complete any acquisitions during the 2024 fiscal period.
Operating Results
For both the three and six months ended June 30, 2025, total revenues increased 10%, compared to the prior period, primarily due to an increase in subscription revenue.
Subscriptions revenue grew 21.4% and 20.6%, respectively, for the three and six months ended June 30, 2025, compared to the prior period, primarily due to an ongoing shift toward SaaS arrangements for both new and existing clients, along with growth in certain transaction-based revenues.
Our total employee count increased to 7,542 as of June 30, 2025, including 12 employees who joined us through acquisitions completed since June 30, 2024, from 7,360 as of June 30, 2024.
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
ARR was $2.07 billion and $1.80 billion as of June 30, 2025, and 2024, respectively. ARR increased approximately 15% compared to the prior period primarily due to an increase in subscriptions revenue resulting from an ongoing shift toward SaaS arrangements for both new and existing clients and expansion in transaction-based fee arrangements.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements. These condensed consolidated financial statements have been prepared following the requirements of GAAP for the interim period and require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition and potential impairment of intangible assets and goodwill. As these are condensed financial statements, one should also read expanded information about our critical accounting policies and estimates provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Form 10-K for the year ended December 31, 2024. There have been no material changes to our critical accounting policies and estimates from the information provided in our Form 10-K for the year ended December 31, 2024.

ANALYSIS OF RESULTS OF OPERATIONS

	Percent of Total Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Subscriptions	68.0%	61.7%	67.2%	61.4%
Maintenance	18.8	21.3	19.4	22.1
Professional services	9.8	13.3	10.6	13.0
Software licenses and royalties	0.6	1.0	0.9	1.3
Hardware and other	2.8	2.7	1.9	2.2
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Subscriptions, maintenance, and professional services	49.2	51.2	49.2	51.8
Software licenses, royalties, and amortization of acquired software	1.9	2.0	1.9	2.1
Amortization of software development	0.9	0.8	0.9	0.8
Hardware and other	2.3	2.0	1.5	1.5
Sales and marketing expense	6.1	7.7	6.3	7.4
General and administrative expense	12.8	13.9	13.4	14.1
Research and development expense	8.5	5.4	8.5	5.5
Amortization of other intangibles	2.3	2.6	2.4	3.0
Operating income	16.0	14.4	15.9	13.8
Interest expense	(0.2)	(0.2)	(0.2)	(0.3)
Other income, net	1.4	0.3	1.3	0.4
Income before income taxes	17.2	14.5	17.0	13.9
Income tax provision	3.0	2.0	2.8	2.2
Net income	14.2%	12.5%	14.2%	11.7%
Revenues
Subscriptions
The following table sets forth a comparison of our subscriptions revenue for the three and six months ended June 30 ($ in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	2025	2024	$	%	2025	2024	$	%
ES	$247,845	$191,746	$56,099	29%	$476,425	$371,772	$104,653	28%
PT	157,230	141,936	15,294	11	303,639	275,153	28,486	10
Total subscriptions revenue	$405,075	$333,682	$71,393	21%	$780,064	$646,925	$133,139	21%
Subscriptions revenue consists of revenues derived from our SaaS arrangements and transaction-based fees primarily related to digital government services and payment processing.
SaaS fees
The following table sets forth a comparison of our subscriptions revenue derived from SaaS fees for the three and six months ended June 30 ($ in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	2025	2024	$	%	2025	2024	$	%
ES	$168,059	$136,045	$32,014	24%	$326,800	$264,187	$62,613	24%
PT	21,512	19,933	1,579	8	42,851	40,575	2,276	6
Total SaaS fees revenue	$189,571	$155,978	$33,593	22%	$369,651	$304,762	$64,889	21%

For the three and six months ended June 30, 2025, SaaS fees grew 22% and 21%, respectively, compared to the prior period. That growth is primarily attributable to new SaaS clients as well as existing on-premises clients who converted to our SaaS model. Since June 30, 2024, we have added 641 new SaaS clients, while 438 existing on-premises clients have converted to our SaaS offerings. Our new software contract value mix for the six months ended June 30, 2025, was approximately 96% subscription-based arrangements and approximately 4% perpetual software license arrangements, compared to approximately 95% subscription-based arrangements and approximately 5% perpetual software license arrangements for the six months ended June 30, 2024.
Transaction-based fees
The following table sets forth a comparison of our subscriptions revenue derived from transaction-based fees for the three and six months ended June 30 ($ in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	2025	2024	$	%	2025	2024	$	%
ES	$79,786	$55,701	$24,085	43%	$149,625	$107,585	$42,040	39%
PT	135,718	122,003	13,715	11	260,788	234,578	26,210	11
Total transaction-based fees revenue	$215,504	$177,704	$37,800	21%	$410,413	$342,163	$68,250	20%
For the three and six months ended June 30, 2025, transaction-based fees grew 21% and 20%, respectively, compared to the prior period. For the three and six months ended June 30, 2025, volume increases from online payments from new and existing customers contributed approximately $22.7 million and $44.9 million, respectively, to the growth in transactions fees compared to prior period and price increases by certain third-party processing partners from whom we receive a share of revenues contributed the remainder of the growth for both periods, respectively, compared to the prior period.
Maintenance
The following table sets forth a comparison of our maintenance revenue for the three and six months ended June 30 ($ in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	2025	2024	$	%	2025	2024	$	%
ES	$106,779	$109,196	$(2,417)	(2)%	$213,758	$220,378	$(6,620)	(3)%
PT	5,344	6,113	(769)	(13)	11,166	12,149	(983)	(8)
Total maintenance revenue	$112,123	$115,309	$(3,186)	(3)%	$224,924	$232,527	$(7,603)	(3)%
We provide maintenance and support services for our software products and certain third-party software. Maintenance revenue decreased 3% for both the three and six months ended June 30, 2025, compared to the prior period primarily due to the impact of 438 clients converting from on-premises license arrangements to SaaS, partially offset by maintenance price increases.
Professional services
The following table sets forth a comparison of our professional services revenue for the three and six months ended June 30 ($ in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	2025	2024	$	%	2025	2024	$	%
ES	$56,862	$58,731	$(1,869)	(3)%	$111,455	$113,624	$(2,169)	(2)%
PT	1,750	13,197	(11,447)	(87)	11,207	23,110	(11,903)	(52)
Total professional services revenue	$58,612	$71,928	$(13,316)	(19)%	$122,662	$136,734	$(14,072)	(10)%
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

Professional services revenues decreased 19% and 10% for the three and six months ended June 30, 2025, respectively, compared to the prior period. The decrease for the three and six months ended June 30, 2025, respectively, is primarily due to loss reserves of approximately $8.5 million for contracts with agencies within two state governments. The remainder of the decrease in professional services revenues compared to the prior period is related to an intentional reduction in custom development work as well as efficiencies in the delivery of professional services.
Software licenses and royalties
The following table sets forth a comparison of our software licenses and royalties revenue for the three and six months ended June 30 ($ in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	2025	2024	$	%	2025	2024	$	%
ES	$3,846	$5,319	$(1,473)	(28)%	$10,840	$13,890	$(3,050)	(22)%
PT	(183)	10	(193)	(1,930)	(183)	173	(356)	(206)
Total software licenses and royalties revenue	$3,663	$5,329	$(1,666)	(31)%	$10,657	$14,063	$(3,406)	(24)%
For the three and six months ended June 30, 2025, software licenses and royalties revenue decreased 31% and 24%, respectively, compared to the prior period primarily because of the ongoing shift in the mix of new software contracts toward more SaaS offerings. Refer to the SaaS revenue section for further details on our revenue mix shift.
Although the mix of new contracts between subscription-based and perpetual license arrangements may vary from quarter to quarter and year to year, we expect that software license revenues will continue to decline as we shift our model away from perpetual software licenses to SaaS.
Cost of revenues and overall gross margins
The following table sets forth a comparison of the key components of our cost of revenues for the three and six months ended June 30 ($ in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	2025	2024	$	%	2025	2024	$	%
Subscriptions, maintenance, and professional services	$292,595	$277,145	$15,450	6%	$570,648	$546,015	$24,633	5%
Software licenses and royalties	1,839	1,560	279	18	3,749	3,125	624	20
Amortization of software development	5,505	4,484	1,021	23	10,884	8,847	2,037	23
Amortization of acquired software	9,319	9,240	79	1	18,613	18,479	134	1
Hardware and other	13,675	10,731	2,944	27	17,123	15,387	1,736	11
Total cost of revenues	$322,933	$303,160	$19,773	7%	$621,017	$591,853	$29,164	5%

Subscriptions, maintenance, and professional services.
The following table sets forth a comparison of our costs of subscriptions, maintenance, and professional services for the three and six months ended June 30 ($ in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	2025	2024	$	%	2025	2024	$	%
Subscriptions, maintenance, and professional services	$292,595	$277,145	$15,450	6%	$570,648	$546,015	$24,633	5%
Cost of subscriptions, maintenance and professional services primarily consist of personnel costs related to installation of our software, conversion of client data, training client personnel, public cloud hosting costs, support activities, and various other services such as custom development, ongoing operation of our SaaS solutions, property appraisal outsourcing activities, digital government services, and other transaction-based services such as e-filing. Other costs included are merchant and interchange fees required to process credit/debit card transactions and bank fees to process automated clearinghouse transactions related to our payments business.
The cost of subscriptions, maintenance, and professional services for the three and six months ended June 30, 2025, increased 6% and 5%, respectively, compared to the prior period. For the three and six months ended June 30, 2025, respectively, the increases are primarily due to $12.5 million and $24.0 million increases in merchant fees and other direct costs related to higher transaction volumes and increases of $5.6 million and $9.3 million, respectively, in hosting costs as we expand our SaaS client base and transition from our proprietary data centers to the public cloud. The increases were partially offset by redeployment of resources to research and development due to continued migration of clients to our SaaS products and consolidation of versions of on-premises software products with support obligations.
Software licenses and royalties.
The following table sets forth a comparison of our costs of software licenses and royalties for the three and six months ended June 30 ($ in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	2025	2024	$	%	2025	2024	$	%
Software licenses and royalties	$1,839	$1,560	$279	18%	$3,749	$3,125	$624	20%
Costs of software licenses and royalties primarily consist of direct third-party software costs. We do not have any direct costs associated with royalties revenues.
The cost of software licenses and royalties for the three and six months ended June 30, 2025, increased 18% and 20%, respectively, compared to the prior period due to higher third-party software costs.
Amortization of software development.
The following table sets forth a comparison of our amortization of software development for the three and six months ended June 30 ($ in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	2025	2024	$	%	2025	2024	$	%
Amortization of software development	$5,505	$4,484	$1,021	23%	$10,884	$8,847	$2,037	23%
Amortization of software development costs included in cost of revenues primarily consist of personnel costs which were previously capitalized. We begin to amortize capitalized costs when a product is available for general release to clients. Amortization expense is determined on a product-by-product basis at a rate not less than straight-line basis over the software’s remaining estimated economic life of, generally, three to five years.
For both the three and six months ended June 30, 2025, amortization of software development costs increased 23% compared to the prior period due to new capitalized software development projects going into service in the past year.

Amortization of acquired software.
The following table sets forth a comparison of our amortization of acquired software for the three and six months ended June 30 ($ in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	2025	2024	$	%	2025	2024	$	%
Amortization of acquired software	$9,319	$9,240	$79	1%	$18,613	$18,479	$134	1%
Amortization expense related to acquired software attributed to business combinations is included with cost of revenues. The estimated useful lives of acquired software range from three to 10 years.
For both the three and six months ended June 30, 2025, amortization of acquired software increased 1% compared to the prior period due to amortization of newly acquired software from a recent acquisition completed in fiscal year 2025, partially offset by assets becoming fully amortized in the fourth quarter of 2024.
The following table sets forth a comparison of gross profit and overall gross margin for the periods presented as of June 30:

	Three Months Ended			Six Months Ended
	2025	2024	Change	2025	2024	Change
Total gross profit	$273,184	$237,816	$35,368	$540,265	$461,482	$78,783
Overall gross margin	45.8%	44.0%	1.8%	46.5%	43.8%	2.7%
Overall gross margin. For the three and six months ended June 30, 2025, our blended gross margin increased 1.8% and 2.7%, respectively, compared to the prior period. For the three and six months ended June 30, 2025, the increase in overall gross margin compared to the prior period is primarily attributed to a shift in our revenue mix toward higher-margin SaaS revenues, as well as an increase in transaction margins. Also contributing to the increase in overall gross margin for the three and six months ended June 30, 2025, respectively, is the redeployment of resources to research and development due to continued migration of clients to our SaaS products and consolidation of versions of on-premises software products with support obligations. The increase in the overall gross margin is partially offset by declines in software licenses, maintenance and professional services and an increase in merchant fees and software development amortization expense.
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

	Three Months Ended		Change		Six Months Ended		Change
	2025	2024	$	%	2025	2024	$	%
Sales and marketing expense	$36,312	$41,565	$(5,253)	(13)%	$72,785	$77,992	$(5,207)	(7)%
S&M expense as a percentage of revenues was 6.1% and 6.3%, respectively, for the three and six months ended June 30, 2025, compared to 7.7% and 7.4%, respectively, for the three and six months ended June 30, 2024. S&M expense decreased 13% and 7%, respectively, when compared to the prior period. The decrease in S&M expense is primarily attributed to an increase in compensation capitalized as contract acquisition costs compared to the prior period.

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

	Three Months Ended		Change		Six Months Ended		Change
	2025	2024	$	%	2025	2024	$	%
General and administrative expense	$76,601	$75,420	$1,181	2%	$156,053	$148,130	$7,923	5%
G&A expense as a percentage of revenue was 12.8% and 13.4%, respectively, for the three and six months ended June 30, 2025, compared to 13.9% and 14.1%, respectively, for the three and six months ended June 30, 2024. G&A expense increased 2% and 5%, respectively, for the three and six months ended June 30, 2025, compared to the prior period. For the three and six months ended June 30, 2025, the increase in G&A expense is primarily attributable to $1.1 million and $6.1 million increases, respectively, in share-based compensation expense due to a higher stock price for share-based awards issued in the current period.
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

	Three Months Ended		Change		Six Months Ended		Change
	2025	2024	$	%	2025	2024	$	%
Research and development expense	$50,842	$28,951	$21,891	76%	$98,686	$58,384	$40,302	69%
Research and development expense increased 76% and 69%, respectively, for the three and six months ended June 30, 2025, compared to the prior period, with the majority of the increase due the redeployment of resources to research and development resulting from the continued migration of clients to our SaaS products and version consolidation of on-premises software products with support obligations, together with increased investments in a number of new Tyler product development initiatives across our product suites. The remainder of the increase is attributed to $4.9 million and $8.8 million increases related to share-based compensation expense for the three and six months ended June 30, 2025, respectively, compared to the prior period.
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

	Three Months Ended		Change		Six Months Ended		Change
	2025	2024	$	%	2025	2024	$	%
Amortization of other intangibles	$13,833	$13,845	$(12)	—%	$27,972	$31,963	$(3,991)	(12)%
Amortization of other intangibles was flat for the three months ended June 30, 2025, and decreased 12% for the six months ended June 30, 2025, compared to the prior period due to the impact of certain trade name intangible assets becoming fully amortized as a result of accelerated amortization expense in 2024.

Segment Operating Income
The following table sets forth a comparison of the operating income by reportable segments for the three and six months ended June 30 ($ in thousands):

Segment Operating Income (loss):	Three Months Ended		Change		Six Months Ended		Change
	2025	2024	$	%	2025	2024	$	%
ES	$170,587	$133,586	$37,001	28%	$329,507	$264,285	$65,222	25%
PT	26,666	34,909	(8,243)	(24)	56,952	63,164	(6,212)	(10)
For the three and six months ended June 30, 2025 the increase of 28% and 25%, respectively, in the ES segment operating income is primarily due to the $56.1 million and $104.7 million, respectively, increase in subscription revenues as a result of the ongoing shift toward SaaS arrangements for both new and existing clients, along with growth in certain transaction-based revenues from new and existing customers. For the three and six months ended June 30, 2025, these increases are partially offset by lower revenue of $5.8 million and $11.8 million, respectively, compared to prior period from software licenses, maintenance, and professional services. Also offsetting the increase in segment operating income for the three and six months ended June 30, 2025, are higher expenses of $14.7 million and $27.5 million, respectively, compared to the prior period related to a shift in new product development initiatives as part of our increased investment in research and development.
The decrease for the three and six months ended June 30, 2025, respectively, in the PT segment operating income is primarily due to a decline in professional services revenue attributed to loss reserves of approximately $8.5 million for contracts with agencies within two state governments.
See Note 3 “Segment and Related Information” for a reconciliation between our operating segment and consolidated financial results for the periods presented.
Interest expense
The following table sets forth a comparison of our interest expense for the three and six months ended June 30 ($ in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	2025	2024	$	%	2025	2024	$	%
Interest expense	$(1,262)	$(1,253)	$(9)	1%	$(2,508)	$(3,437)	$929	(27)%
Interest expense is comprised of interest expense and non-usage and other fees associated with our borrowings. The change in interest expense in the three months ended June 30, 2025, is flat compared to the prior period. The change for the six months ended June 30, 2025, compared to the prior period is primarily attributable to lower interest incurred as a result of our repayment of the Term Loans in early 2024.
Other income, net
The following table sets forth a comparison of our other income, net, for the three and six months ended June 30 ($ in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	2025	2024	$	%	2025	2024	$	%
Other income, net	$8,179	$1,883	$6,296	334%	$15,542	$3,728	$11,814	317%
Other income, net, is primarily comprised of interest income from invested cash. The change in other income, net, in the three and six months ended June 30, 2025, compared to the prior period is due to increased interest income generated from higher invested cash balances in 2025 compared to 2024.

Income tax provision
The following table sets forth a comparison of our income tax provision for the three and six months ended June 30 ($ in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	2025	2024	$	%	2025	2024	$	%
Income tax provision	$17,886	$10,927	$6,959	64%	$32,124	$23,396	$8,728	37%

Effective income tax rate	17.4%	13.9%			16.2%	16.1%
The increase in the effective tax rate for the three months ended June 30, 2025, as compared to the prior period, is due to a decrease in excess tax benefits related to stock incentive awards and research tax credit benefits, partially offset by a decrease in liabilities for uncertain tax positions. The increase in the effective tax rate for the six months ended June 30, 2025, as compared to the prior period, is due to a decrease in research tax credit benefits, partially offset by an increase in excess tax benefits related to stock incentive awards and decreases in liabilities for uncertain tax positions and state taxes. The excess tax benefits related to stock incentive awards were $6.4 million and $14.7 million for the three and six months ended June 30, 2025, respectively. The excess tax benefits related to stock incentive awards were $7.1 million and $9.8 million for the three and six months ended June 30, 2024, respectively.
The effective income tax rates for the periods presented are different from the statutory United States federal income tax rate of 21% primarily due to the excess tax benefits related to stock incentive awards and the tax benefits of research tax credits, offset by state income taxes, liabilities for uncertain tax positions, and non-deductible business expenses.
On July 4, 2025, the reconciliation bill, commonly referred to as the OBBBA was signed into law, which includes a broad range of tax reform provisions that may affect our Company. The OBBBA allows an elective deduction for domestic Research and Development (“R&D”), a reinstatement of elective 100% first-year bonus depreciation, and a more favorable tax rate on Foreign-derived Deduction Eligible Income and income from non-U.S. subsidiaries (“Net CFC Tested Income”), among other provisions. We are currently evaluating the impact of these provisions, which could affect our effective tax rate in 2025 and future periods. We anticipate a significant reduction in current tax payments in the next 12 months, as well as a decrease in deferred tax assets and the income tax payable related to the provisions for full expensing of domestic R&D and bonus depreciation. As the legislation was signed into law after the close of our second quarter, the impacts are not included in our operating results for the six months ended June 30, 2025.

FINANCIAL CONDITION AND LIQUIDITY
As of June 30, 2025, we had cash and cash equivalents of $787.4 million, compared to $744.7 million as of December 31, 2024. We also had $107.9 million invested in investment grade corporate bonds, U.S. Treasuries and asset-backed securities as of June 30, 2025. These investments have varying maturity dates through 2027 and are held as available-for-sale. Net cash provided by operating activities continues to be our primary source of funds to finance operating needs and capital expenditures. Other potential capital resources include cash on hand, public and private issuances of debt or equity securities, and our revolving credit facility. It is possible that our ability to access the capital and credit markets in the future may be limited by economic conditions or other factors. We believe that our cash on hand, cash provided by operating activities, and available credit are sufficient to fund our working capital requirements and capital expenditures for at least the next twelve months.
The following table sets forth a summary of cash flows for the six months ended June 30 ($ in thousands):

	2025	2024
Cash flows provided by:
Operating activities	$154,469	$136,143
Investing activities	(108,928)	(25,273)
Financing activities	(2,815)	(25,641)
Net increase in cash and cash equivalents	$42,726	$85,229
For the six months ended June 30, 2025, operating activities provided cash of $154.5 million, compared to $136.1 million in the six months ended June 30, 2024. Operating activities that provided cash were primarily comprised of net income of $165.7 million, non-cash depreciation and amortization charges of $68.9 million, non-cash share-based compensation expense of $76.0 million, and non-cash amortization of operating lease right-of-use assets of $4.9 million. Changes in working capital, excluding cash, decreased cash provided by operating activities by approximately $161.0 million, mainly due to higher accounts receivable. We have higher accounts receivable because our annual maintenance billing cycle peaks in the second quarter. Also contributing to the decrease in working capital are timing of payments to and receipts from our government partners, timing of prepaid expenses, timing of tax payments and deferred taxes associated with stock option activity during the period. These decreases were offset by increase in deferred revenue. In general, changes in deferred revenue are cyclical and primarily driven by the timing of our maintenance and subscription renewal billings. Our renewal dates occur throughout the year, but our largest maintenance billing cycles occur in the second and fourth quarters. Subscription renewals are billed throughout the year.
Investing activities used cash of $108.9 million in the six months ended June 30, 2025, compared to $25.3 million in the six months ended June 30, 2024. On January 31, 2025, we acquired MyGov, LLC (“MyGov”), a provider of SaaS platform solutions for community development. The total cash purchase price, net of cash acquired of $215,000, was approximately $18.2 million. We invested $107.3 million and received $34.3 million in proceeds from investment grade corporate bonds, U.S. Treasuries and asset-backed securities. Approximately $10.4 million of software development costs were capitalized. Lastly, approximately $7.8 million was invested in property and equipment.
Financing activities used cash of $2.8 million in the six months ended June 30, 2025, compared to $25.6 million in the six months ended June 30, 2024. Net of withheld shares for taxes upon equity awards settlement, we paid $3.2 million from stock option exercises and received $9.3 million from employee stock purchase plan activity. During the six months ended June 30, 2025, we repurchased approximately 3,100 shares of our common stock for an aggregate purchase price of $1.6 million. We also paid $7.4 million in cash for long-term indemnity holdbacks related to prior acquisitions.
In February 2019, our Board of Directors authorized the repurchase of an additional 1.5 million shares of our common stock. The repurchase program, which was approved by our Board of Directors, was originally announced in October 2002 and was amended at various times from 2003 through 2019. As of July 30, 2025, we have authorization from our Board of Directors to repurchase up to 2.1 million additional shares of our common stock. Our share repurchase program allows us to repurchase shares at our discretion. Market conditions, as well as the volume of employee stock option exercises, influence the timing of the buybacks and the number of shares repurchased. Share repurchases are generally funded using our existing cash balances and borrowings under our credit facility and may occur through open market purchases and transactions structured through investment banking institutions, privately negotiated transactions and/or other mechanisms. There is no expiration date specified for the authorization.

On September 25, 2024, the Company entered into a $700.0 million credit agreement with the various lender parties thereto and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender, and Issuing Lender (the “2024 Credit Agreement”). The 2024 Credit Agreement provides for an unsecured revolving credit facility in an aggregate principal amount of up to $700.0 million, including sub-facilities for standby letters of credit and swingline loans. The 2024 Credit Agreement matures on September 25, 2029, and loans may be prepaid at any time, without premium or penalty, subject to certain minimum amounts and payment of any SOFR breakage costs. The 2024 Credit Agreement replaced Tyler’s previous $500.0 million unsecured credit facility under the credit agreement dated April 21, 2021, among the Company and various lenders party thereto, which was scheduled to mature in April 2026.
We have no outstanding borrowings under the 2024 Credit Agreement, with an available borrowing capacity of $700.0 million as of June 30, 2025.
As of June 30, 2025, we had $600.0 million in outstanding principal for the Convertible Senior Notes due in 2026.
We will settle any conversions of Convertible Senior Notes either entirely in cash or in a combination of cash and shares of our common stock, at our election. As of June 30, 2025, none of the conditions allowing holders of the Convertible Senior Notes to convert have been met.
In the six months ended June 30, 2025, and 2024, we paid interest of $1.0 million and $1.9 million, respectively. See Note 8, “Debt,” to the condensed consolidated financial statements for discussions of the Convertible Senior Notes and the 2024 Credit Agreement.
We made income tax payments, net of refunds, of $46.3 million and $39.1 million in the six months ended June 30, 2025, and June 30, 2024, respectively.
We anticipate that 2025 capital spending will be between $31.0 million and $33.0 million, including approximately $18.0 million of software development. We expect the majority of the other capital spending will consist of computer equipment and software for infrastructure replacements and expansion. Capital spending and cash tax payments are expected to be funded from existing cash balances and cash flows from operations.
From time to time we engage in discussions with potential acquisition candidates. In order to pursue such opportunities, which could require significant commitments of capital, we may be required to incur debt or to issue additional potentially dilutive securities in the future. No assurance can be given as to our future acquisition opportunities and how such opportunities will be financed.
We lease office facilities, transportation, and other equipment for use in our operations. Most of our leases are non-cancelable operating lease agreements with remaining terms of one to nine years. Some of these leases include options to extend for up to six years.
There were no material changes to our future minimum contractual obligations since December 31, 2024, as previously disclosed in our 2024 Annual Report on Form 10-K filed with the SEC on February 19, 2025. Our estimated future obligations consist of debt, uncertain tax positions, leases, and purchase commitments as of June 30, 2025. Refer to Note 8, “Debt,” Note 11, “Income Tax,” Note 14, “Leases,” and Note 15, “Commitments and Contingencies,” to the condensed consolidated financial statements for related discussions.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and interest rates.
As of June 30, 2025, we had no outstanding borrowings under our 2024 Credit Agreement and available borrowing capacity under the 2024 Credit Agreement was $700.0 million.
Loans under the revolving credit facility will bear interest, at the Company’s option, at a per annum rate of either (1) the Administrative Agent’s prime commercial lending rate (subject to certain higher rate determinations) plus a margin of 0.125% to 0.75% or (2) the one-, three-, or six-month SOFR rate plus a margin of 1.125% to 1.75%.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures. Management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based on this evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2025.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. Risk Factors
In addition to the other information set forth in this report, one should carefully consider the discussion of various risks and uncertainties contained in Part I, “Item 1A. Risk Factors” in our 2024 Annual Report on Form 10-K filed on February 19, 2025. We believe those risk factors are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us. Please note, however, that those are not the only risk factors facing us. Additional risks that we do not consider material, or of which we are not currently aware, may also have an adverse impact on us. Our business, financial condition and results of operations could be seriously harmed if any of these risks or uncertainties actually occurs or materializes. In that event, the market price for our common stock could decline, and our shareholders may lose all or part of their investment. During the six months ended June 30, 2025, there were no material changes in the information regarding risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
As of June 30, 2025, we had authorization to repurchase of approximately 2.1 million additional shares of Tyler common stock. During the six months ended June 30, 2025, we repurchased approximately 3,100 shares of our common stock for an aggregate purchase price of $1.6 million and approximately 55,800 shares to satisfy the minimum tax obligations of employees due upon vesting of restricted stock awards.
A summary of the repurchase activity during as of June 30, 2025, is as follows:

Period	Total number of shares repurchased[1]	Additional number of shares authorized that may be repurchased	Average price paid per share	Maximum number of shares that may be repurchased under current authorization
Three months ended March 31	24,607	—	$606.27	2,137,253
April 1 through April 30	3,080	—	523.62	2,134,173
May 1 through May 31	—	—	—	2,134,173
June 1 through June 30	31,168	—	577.51	2,103,005
	58,855	—	586.71

The repurchase program, which was approved by our Board of Directors, was announced in October 2002 and was amended at various times from 2003 through 2019. There is no expiration date specified for the authorization, and we may repurchase stock under the program from time to time.

1 Includes 55,788 shares withheld by us to satisfy the minimum tax obligations of employees due upon vesting of restricted stock awards and units. The level of this acquisition activity varies from period to period based upon the timing of award grants and vesting. Also includes 3,067 shares for common stock repurchases.

ITEM 3. Defaults Upon Senior Securities
None
ITEM 4. Mine Safety Disclosures
None
ITEM 5. Other Information
(c) Trading Plans
On March 6, 2025, H. Lynn Moore, Jr. executed a Rule 10b5-1 trading plan under which trading could not begin until June 10, 2025, and that terminates no later than February 9, 2026. Additional information is available in the Form 8-K filed on March 11, 2025. No other director or officer has a Rule 10b5-1 trading plan or a non-Rule 10b5-1 trading arrangement in place as of July 30, 2025.

ITEM 6. Exhibits

Exhibit 3.1	Amended and Restated Certificate of Incorporation of Tyler Technologies Inc., dated July 29, 2025, (filed as Exhibit 3.1 to our Form 10-Q dated July 30, 2025, and incorporated by reference herein).
Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certifications Pursuant Certifications Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags, including Cover Page XBRL tags, are embedded within the Inline XBRL Document.
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document.
Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
Exhibit 101.LAB	Inline XBRL Extension Labels Linkbase Document.
Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*File herewith

    SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TYLER TECHNOLOGIES, INC.
By:	/s/ Brian K. Miller
Brian K. Miller
Executive Vice President and Chief Financial Officer
(principal financial officer and an authorized signatory)
Date: July 30, 2025