Form 10-Q
period 2025-09-30
TYLER TECHNOLOGIES INC
filed 2025-10-29
CIK 860731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐     No   ☒
The number of shares of common stock of registrant outstanding on October 27, 2025 was 43,027,728.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Subscriptions	$401,094	$347,170	$1,181,158	$994,095
Maintenance	111,312	115,587	336,236	348,114
Professional services	64,728	64,462	187,390	201,196
Software licenses and royalties	5,100	6,188	15,757	20,251
Hardware and other	13,645	9,930	36,620	33,016
Total revenues	595,879	543,337	1,757,161	1,596,672

Cost of revenues:
Subscriptions, maintenance, and professional services	289,070	283,750	859,718	829,765
Software licenses and royalties	1,669	1,870	5,418	4,995
Amortization of software development	6,195	4,961	17,079	13,808
Amortization of acquired software	9,376	9,244	27,989	27,723
Hardware and other	8,117	6,052	25,240	21,439
Total cost of revenues	314,427	305,877	935,444	897,730

Gross profit	281,452	237,460	821,717	698,942

Sales and marketing expense	37,560	38,203	110,345	116,195
General and administrative expense	79,971	72,460	236,024	220,590
Research and development expense	51,788	30,120	150,474	88,504
Amortization of other intangibles	14,201	13,850	42,173	45,813

Operating income	97,932	82,827	282,701	227,840

Interest expense	(1,235)	(1,235)	(3,743)	(4,672)
Other income, net	10,855	4,504	26,397	8,232
Income before income taxes	107,552	86,096	305,355	231,400
Income tax provision	23,159	10,199	55,283	33,595
Net income	$84,393	$75,897	$250,072	$197,805

Earnings per common share:
Basic	$1.96	$1.78	$5.80	$4.64
Diluted	$1.93	$1.74	$5.70	$4.56
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$84,393	$75,897	$250,072	$197,805
Other comprehensive income, net of tax:
Securities available-for-sale and transferred securities:
Change in net unrealized holding gains on available-for-sale securities during the period	61	56	103	164
Reclassification adjustment for net income on sale of available-for-sale securities, included in net income	—	(1)	—	(1)
Other comprehensive income, net of tax	61	55	103	163
Comprehensive income	$84,454	$75,952	$250,175	$197,968
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)

	September 30, 2025 (unaudited)	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$834,101	$744,721
Accounts receivable (less allowance for losses and sales adjustments of $23,003 at 2025 and $17,325 at 2024)	661,986	587,634
Short-term investments	116,720	23,257
Prepaid expenses	80,117	65,135
Income tax receivable	36,761	11,975
Other current assets	8,160	8,057
Total current assets	1,737,845	1,440,779
Accounts receivable, long-term	6,855	7,153
Operating lease right-of-use assets	36,564	31,433
Property and equipment, net	160,626	163,775
Other assets:
Software development costs, net	71,777	76,117
Goodwill	2,554,457	2,531,653
Other intangibles, net	779,170	831,966
Non-current investments	22,439	10,758
Other non-current assets	87,636	86,381
	$5,457,369	$5,180,015
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$147,858	$156,817
Accrued liabilities	173,095	197,709
Operating lease liabilities	9,661	9,643
Deferred revenue	761,050	701,438
Current portion of convertible senior notes due 2026, net	599,231	—
Total current liabilities	1,690,895	1,065,607
Convertible senior notes due 2026, net	—	597,934
Deferred revenue, long-term	22,217	22,376
Deferred income taxes	75,829	47,503
Operating lease liabilities, long-term	34,556	30,791
Other long-term liabilities	31,105	27,382
Total liabilities	1,854,602	1,791,593
Commitments and contingencies	—	—
Shareholders' equity:
Preferred stock, $10.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 48,147,969 shares issued and outstanding as of September 30, 2025 and December 31, 2024	481	481
Additional paid-in capital	1,645,848	1,539,301
Accumulated other comprehensive loss, net of tax	(54)	(157)
Retained earnings	2,116,871	1,866,799
Treasury stock, at cost; 5,131,407 and 5,184,092 shares in 2025 and 2024, respectively	(160,379)	(18,002)
Total shareholders' equity	3,602,767	3,388,422
	$5,457,369	$5,180,015
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$250,072	$197,805
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	103,931	108,766
Gains from sale of investments	—	(2)
Share-based compensation expense	112,631	88,460
Amortization of operating lease right-of-use assets	7,160	7,262
Deferred income tax benefit	26,382	(41,504)
Other	82	228
Changes in operating assets and liabilities, exclusive of effects of acquired companies:
Accounts receivable	(72,561)	(7,901)
Income tax payable	(24,786)	20,019
Prepaid expenses and other current assets	(16,894)	(28,157)
Accounts payable	(8,959)	(922)
Operating lease liabilities	(8,507)	(9,392)
Accrued liabilities	(21,636)	6,510
Deferred revenue	57,320	49,383
Other long-term liabilities	5,425	9,304
Net cash provided by operating activities	409,660	399,859

Cash flows from investing activities:
Additions to property and equipment	(11,698)	(16,734)
Purchase of marketable security investments	(179,966)	—
Proceeds and maturities from marketable security investments	76,307	7,700
Investment in software development	(14,138)	(24,412)
Cost of acquisitions, net of cash acquired	(35,137)	(1,395)
Other	525	168
Net cash used by investing activities	(164,107)	(34,673)

Cash flows from financing activities:
Payment on term loans	—	(50,000)
Payment of debt issuance costs	—	(2,637)
Purchase of treasury shares	(174,650)	—
Proceeds from exercise of stock options, net of withheld shares for taxes upon equity award settlement	12,306	47,433
Contributions from employee stock purchase plan	13,883	12,821
Other	(7,712)	—
Net cash (used) provided by financing activities	(156,173)	7,617

Net increase in cash and cash equivalents	89,380	372,803
Cash and cash equivalents at beginning of period	744,721	165,493
Cash and cash equivalents at end of period	$834,101	$538,296
See accompanying notes.

	Nine Months Ended September 30,
	2025	2024
Supplemental cash flow information:
Cash paid for interest	$2,164	$2,860
Cash paid for income taxes, net	47,339	45,660
Non-cash investing and financing activities:
Non-cash additions to property and equipment	$552	$111

TYLER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at June 30, 2025	48,148	$481	$1,620,258	$(115)	$2,032,478	(4,896)	$(18,435)	$3,634,667
Net income	—	—	—	—	84,393	—	—	84,393
Other comprehensive income, net of tax	—	—	—	61	—	—	—	61
Exercise of stock options and vesting of restricted stock units	—	—	(15,603)	—	—	57	31,078	15,475
Employee taxes paid for withheld shares upon equity award settlement	—	—	—	—	—	(1)	(14)	(14)
Share-based compensation	—	—	36,669	—	—	—	—	36,669
Issuance of shares pursuant to employee stock purchase plan	—	—	4,524	—	—	9	37	4,561
Treasury stock repurchases	—	—	—	—	—	(300)	(173,045)	(173,045)
Balance at September 30, 2025	48,148	$481	$1,645,848	$(54)	$2,116,871	(5,131)	$(160,379)	$3,602,767

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at June 30, 2024	48,148	$481	$1,425,536	$(218)	$1,725,681	(5,524)	$(19,372)	$3,132,108
Net income	—	—	—	—	75,897	—	—	75,897
Other comprehensive income, net of tax	—	—	—	55	—	—	—	55
Exercise of stock options and vesting of restricted stock units	—	—	30,894	—	—	153	961	31,855
Employee taxes paid for withheld shares upon equity award settlement	—	—	—	—	—	(1)	(307)	(307)
Share-based compensation	—	—	31,187	—	—	—	—	31,187
Issuance of shares pursuant to employee stock purchase plan	—	—	4,306	—	—	10	41	4,347
Reimbursement of shares from escrow	—	—	12	—	—	—	(42)	(30)
Balance at September 30, 2024	48,148	$481	$1,491,935	$(163)	$1,801,578	(5,362)	$(18,719)	$3,275,112

TYLER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2024	48,148	$481	$1,539,301	$(157)	$1,866,799	(5,184)	$(18,002)	$3,388,422
Net income	—	—	—	—	250,072	—	—	250,072
Other comprehensive income, net of tax	—	—	—	103	—	—	—	103
Exercise of stock options and vesting of restricted stock units	—	—	(19,854)	—	—	385	65,100	45,246
Employee taxes paid for withheld shares for taxes upon equity award settlement	—	—	—	—	—	(57)	(32,940)	(32,940)
Share-based compensation	—	—	112,631	—	—	—	—	112,631
Issuance of shares pursuant to employee stock purchase plan	—	—	13,770	—	—	28	113	13,883
Treasury stock purchases	—	—	—	—	—	(303)	(174,650)	(174,650)
Balance at September 30, 2025	48,148	$481	$1,645,848	$(54)	$2,116,871	(5,131)	$(160,379)	$3,602,767

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2023	48,148	$481	$1,354,787	$(326)	$1,603,773	(5,858)	$(20,720)	$2,937,995
Net income	—	—	—	—	197,805	—	—	197,805
Other comprehensive income, net of tax	—	—	—	163	—	—	—	163
Exercise of stock options and vesting of restricted stock units	—	—	34,324	—	—	542	36,872	71,196
Employee taxes paid for withheld shares for taxes upon equity award settlement	—	—	—	—	—	(52)	(23,763)	(23,763)
Share-based compensation	—	—	88,460	—	—	—	—	88,460
Issuance of shares pursuant to employee stock purchase plan	—	—	12,685	—	—	34	136	12,821
Reimbursement of shares from escrow	—	—	1,679	—	—	(28)	(11,244)	(9,565)
Balance at September 30, 2024	48,148	$481	$1,491,935	$(163)	$1,801,578	(5,362)	$(18,719)	$3,275,112

Tyler Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Tables in thousands, except per share data)

(1)    Basis of Presentation
We prepared the accompanying condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States (“GAAP”), for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted for interim periods. Balance sheet amounts are as of September 30, 2025, and December 31, 2024, and operating result amounts are for the three and nine months ended September 30, 2025, and 2024, and include all normal and recurring adjustments that we considered necessary for the fair summarized presentation of our financial position and operating results. As these are condensed financial statements, one should also read the financial statements and notes included in our latest Form 10-K for the year ended December 31, 2024. Revenues, expenses, assets, and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year. Certain amounts for previous years have been reclassified to conform to the current year presentation.
Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and includes all components of net income (loss) and other comprehensive income (loss). During the three and nine months ended September 30, 2025, we had approximately $61,000 and $103,000, of other comprehensive income, net of taxes, respectively, from our available-for-sale investment holdings. During the three and nine months ended September 30, 2024, we had approximately $55,000 and $163,000, of other comprehensive income, net of taxes, respectively, from our available-for-sale investment holdings, respectively.
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
REVENUE RECOGNITION
Nature of Products and Services
We account for revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. We earn the majority of our revenues from subscription-based services and post-contract client support (“PCS” or “maintenance”). Other sources of revenue are professional services, software licenses and royalties, and hardware and other. Revenue is recognized upon transfer of control of promised products or services to clients in an amount that reflects the consideration we expect to receive in exchange for those products or services. We determine revenue recognition through the following steps:
•Identification of the contract, or contracts, with a client
•Identification of the performance obligations in the contract
•Determination of the transaction price
•Allocation of the transaction price to the performance obligations in the contract
•Recognition of revenue when, or as, we satisfy a performance obligation
Our software arrangements with clients contain multiple performance obligations that range from software license deliveries; installation, training, consulting, software modification and customization to meet specific client needs; hosting; and PCS. For these contracts, we account for individual performance obligations separately when they are distinct. We evaluate whether separate performance obligations can be distinct or should be accounted for as one performance obligation. Arrangements that include professional services, such as training or installation, are evaluated to determine whether those services are highly interdependent or interrelated to the product’s functionality. The transaction price is allocated to the distinct performance obligations on a relative standalone selling price (“SSP”) basis. We determine the SSP based on our overall pricing objectives, taking into consideration market conditions and other factors, including the value of our contracts, the applications sold, client demographics, and the number and types of users within our contracts.

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
Subscription-Based Services
Subscription-based services consist primarily of revenues derived from software as a service (“SaaS”) arrangements and transaction-based fees. For SaaS arrangements, we evaluate whether the client has the contractual right to take possession of our software at any time during the hosting period without significant penalty and whether the client can feasibly maintain the software on the client’s hardware or enter into another arrangement with a third-party to host the software. We recognize SaaS services ratably over the term of the arrangement, which range from one to 10 years, but most arrangements are typically for periods of one to three years. For professional services associated with certain SaaS arrangements, we have concluded that the services are not distinct, and we recognize the revenue ratably over the remaining contractual period once we have provided the client access to the software.
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
Accounts receivable is as follows:

	September 30, 2025	December 31, 2024
Accounts receivable - current	$661,986	$587,634
Accounts receivable - long term	6,855	7,153
Total accounts receivable	$668,841	$594,787
Total accounts receivable, including total current and long-term accounts receivable, net of allowance for losses and sales adjustments, was $668.8 million and $594.8 million, as of September 30, 2025, and December 31, 2024, respectively. We have recorded unbilled receivables of $110.4 million and $115.6 million as of September 30, 2025, and December 31, 2024, respectively. Unbilled receivables expected to be collected within one year have been included with the current portion of accounts receivable in the accompanying condensed consolidated balance sheets. Unbilled receivables and retention receivables expected to be collected past one year have been included with the long-term portion of accounts receivable in the accompanying condensed consolidated balance sheets. Unbilled receivables also include retention receivables of $11.7 million and $11.4 million as of September 30, 2025, and December 31, 2024, respectively, which become payable upon the completion of the contract or completion of our fieldwork and formal hearings.
We maintain allowances for losses and sales adjustments, which losses are recorded against revenue at the time the loss is incurred. Because most of our clients are domestic governmental entities, we rarely incur a credit loss resulting from the inability of a client to make required payments. Consequently, we have not recorded a reserve for credit losses. Events or changes in circumstances that indicate the carrying amount for the allowances for losses and sales adjustments may require revision include, but are not limited to, managing our client’s expectations regarding the scope of the services to be delivered and defects or errors in new versions or enhancements of our software products. Our allowances for losses and sales adjustments are $23.0 million and $17.3 million as of September 30, 2025, and December 31, 2024, respectively.
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
For the three and nine months ended September 30, 2025, no triggering event or changes to circumstances indicated that a potential impairment had occurred for goodwill or other intangible assets.

RECENTLY PRONOUNCED ACCOUNTING STANDARDS
In September 2025, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2025-06 - Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This update removes the prescriptive software development “project stages” and requires capitalization of software costs once (1) management authorizes and commits funding and (2) completion and use are probable. Entities must evaluate significant development uncertainty related to technological innovations or performance requirements. The amendments also require Subtopic 360-10 disclosures for all capitalized internal-use software costs and clarify that intangible asset disclosures under Subtopic 350-30 are not required. The standard is effective for annual periods beginning after December 15, 2027, and interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of this guidance on the Company’s financial statements.
In July 2025, the FASB issued ASU 2025-05 - Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This guidance provides a practical expedient available to all entities to simplify the estimation of the expected credit losses for current accounts receivables and current contract assets arising from revenue contracts under ASC 606. It is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual reporting periods, with early adoption permitted. Because most of our clients are domestic governmental entities, we rarely incur a credit loss resulting from the inability of a client to make required payment; as such, we do not expect this new standard to have a material impact on the Company’s financial statements.
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

For the three months ended September 30, 2025	Enterprise Software	Platform Technologies	Totals
Revenues
Subscriptions:
SaaS	$178,383	$21,403
Transaction-based fees	78,331	122,977
Maintenance	105,450	5,862
Professional services	55,769	8,959
Software licenses and royalties	5,137	(37)
Hardware and other	13,036	128
Total segment revenues	436,106	159,292	595,398
Less:
Cost of revenues	183,674	108,655
Sales and marketing expense	25,244	5,004
General and administrative expense	11,330	14,764
Research and development expense	41,243	4,424
Segment operating income	$174,615	$26,445	$201,060

For the three months ended September 30, 2024	Enterprise Software	Platform Technologies	Totals
Revenues
Subscriptions:
SaaS	$144,445	$22,179
Transaction-based fees	61,561	118,985
Maintenance	109,346	6,241
Professional services	53,947	10,515
Software licenses and royalties	5,424	764
Hardware and other	9,025	905
Total segment revenues	383,748	159,589	543,337
Less:
Cost of revenues	179,123	105,577
Sales and marketing expense	27,863	4,817
General and administrative expense	11,582	13,945
Research and development expense	25,306	2,384
Segment operating income	$139,874	$32,866	$172,740

For the nine months ended September 30, 2025	Enterprise Software	Platform Technologies	Totals
Revenues
Subscriptions:
SaaS	$505,183	$64,254
Transaction-based fees	227,956	383,765
Maintenance	319,208	17,028
Professional services	167,224	20,166
Software licenses and royalties	15,977	(220)
Hardware and other	27,586	297
Total segment revenues	1,263,134	485,290	1,748,424
Less:
Cost of revenues	531,423	332,628
Sales and marketing expense	75,482	14,769
General and administrative expense	33,789	41,539
Research and development expense	118,318	12,957
Segment operating income	$504,122	$83,397	$587,519

For the nine months ended September 30, 2024	Enterprise Software	Platform Technologies	Totals
Revenues
Subscriptions:
SaaS	$408,632	$62,754
Transaction-based fees	169,146	353,563
Maintenance	329,724	18,390
Professional services	167,571	33,625
Software licenses and royalties	19,314	937
Hardware and other	25,198	905
Total segment revenues	1,119,585	470,174	1,589,759
Less:
Cost of revenues	523,401	307,325
Sales and marketing expense	81,090	16,082
General and administrative expense	36,046	41,922
Research and development expense	74,889	8,815
Segment operating income	$404,159	$96,030	$500,189

	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciliation of reportable segment operating income to the Company's consolidated totals:	2025	2024	2025	2024
Total segment operating income	$201,060	$172,740	$587,519	$500,189
Corporate unallocated:
Total revenues	481	—	8,737	6,913
Cost of revenues	(22,098)	(21,177)	(71,393)	(67,004)
Sales and marketing expense	(7,312)	(5,523)	(20,094)	(19,023)
General and administrative expense	(53,877)	(46,933)	(160,696)	(142,622)
Research and development expense	(6,121)	(2,430)	(19,199)	(4,800)
Amortization of other intangibles	(14,201)	(13,850)	(42,173)	(45,813)
Interest expense	(1,235)	(1,235)	(3,743)	(4,672)
Other income, net	10,855	4,504	26,397	8,232
Income before income taxes	$107,552	$86,096	$305,355	$231,400
The following table presents reconciliations of segment revenues from external customers and other segment information to the Company’s consolidated totals:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues:	2025	2024	2025	2024
ES	$436,106	$383,748	$1,263,134	$1,119,585
PT	159,292	159,589	485,290	470,174
Corporate unallocated	481	—	8,737	6,913
Total consolidated	$595,879	$543,337	$1,757,161	$1,596,672

Depreciation and amortization expense:
ES	$7,608	$8,437	$21,615	$27,431
PT	22,350	22,034	66,849	67,318
Corporate unallocated	5,030	4,059	15,467	14,017
Total consolidated	$34,988	$34,530	$103,931	$108,766

Software development expenditures:
ES	$146	$2,101	$2,387	$5,832
PT	3,457	4,661	11,534	13,240
Corporate	135	1,157	217	5,340
Total consolidated	$3,738	$7,919	$14,138	$24,412

Capital expenditures:
ES	$1,456	$1,855	$3,738	$13,857
PT	746	639	4,539	2,151
Corporate	1,674	390	3,421	726
Total consolidated	$3,876	$2,884	$11,698	$16,734

Segment assets:	September 30, 2025	December 31, 2024
ES	$558,159	$572,224
PT	424,712	416,635
Corporate	4,474,498	4,191,156
Total consolidated	$5,457,369	$5,180,015
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

Recurring revenues and non-recurring revenues recognized during the period are as follows:

For the three months ended September 30, 2025	Enterprise Software	Platform Technologies	Corporate Unallocated	Totals
Revenues
Subscriptions:
SaaS	$178,383	$21,403	$—	$199,786
Transaction-based fees	78,331	122,977	—	201,308
Maintenance	105,450	5,862	—	111,312
Total recurring revenues	362,164	150,242	—	512,406

Professional services	55,769	8,959	—	64,728
Software licenses and royalties	5,137	(37)	—	5,100
Hardware and other	13,036	128	481	13,645
Total non-recurring revenues	73,942	9,050	481	83,473

Total	$436,106	$159,292	$481	$595,879

For the three months ended September 30, 2024	Enterprise Software	Platform Technologies	Corporate Unallocated	Totals
Revenues
Subscriptions:
SaaS	$144,445	$22,179	$—	$166,624
Transaction-based fees	61,561	118,985	—	180,546
Maintenance	109,346	6,241	—	115,587
Total recurring revenues	315,352	147,405	—	462,757

Professional services	53,947	10,515	—	64,462
Software licenses and royalties	5,424	764	—	6,188
Hardware and other	9,025	905	—	9,930
Total non-recurring revenues	68,396	12,184	—	80,580

Total	$383,748	$159,589	$—	$543,337

For the nine months ended September 30, 2025	Enterprise Software	Platform Technologies	Corporate Unallocated	Totals
Revenues
Subscriptions:
SaaS	$505,183	$64,254	$—	$569,437
Transaction-based fees	227,956	383,765	—	611,721
Maintenance	319,208	17,028	—	336,236
Total recurring revenues	1,052,347	465,047	—	1,517,394

Professional services	167,224	20,166	—	187,390
Software licenses and royalties	15,977	(220)	—	15,757
Hardware and other	27,586	297	8,737	36,620
Total non-recurring revenues	210,787	20,243	8,737	239,767

Total	$1,263,134	$485,290	$8,737	$1,757,161

For the nine months ended September 30, 2024	Enterprise Software	Platform Technologies	Corporate Unallocated	Totals
Revenues
Subscriptions:
SaaS	$408,632	$62,754	$—	$471,386
Transaction-based fees	169,146	353,563	—	522,709
Maintenance	329,724	18,390	—	348,114
Total recurring revenues	907,502	434,707	—	1,342,209

Professional services	167,571	33,625	—	201,196
Software licenses and royalties	19,314	937	—	20,251
Hardware and other	25,198	905	6,913	33,016
Total non-recurring revenues	212,083	35,467	6,913	254,463

Total	$1,119,585	$470,174	$6,913	$1,596,672
(5)    Deferred Revenue and Performance Obligations
Total deferred revenue, including long-term, by segment is as follows:

	September 30, 2025	December 31, 2024
Enterprise Software	$738,964	$683,909
Platform Technologies	42,128	36,117
Corporate	2,175	3,788
Totals	$783,267	$723,814
Changes in total deferred revenue, including long-term, were as follows:

Nine Months Ended September 30, 2025
Balance as of December 31, 2024	$723,814
Deferral of revenue	1,195,890
Recognition of deferred revenue	(1,136,437)
Balance as of September 30, 2025	$783,267
Remaining Performance Obligations
We expect to recognize as revenue approximately 97% of our deferred revenue balance as of September 30, 2025, in the next 12 months, and the remainder thereafter. We believe the portion of the transaction price allocated to the remaining performance obligations which is not included in our deferred revenue balance is not a meaningful indicator of future revenue due to contracts with transaction-based fees that vary with transaction activity, the variability in subscription term lengths, and termination provisions included in some contracts that limit inclusion and cause variability from period to period.
(6)    Deferred Commissions
Deferred commissions are as follows:

	September 30, 2025	December 31, 2024
Prepaid commissions	$19,952	$18,037
Long-term deferred commissions	48,785	38,762
Total deferred commissions	$68,737	$56,799

Amortization expense related to deferred commissions is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Amortization expense	$5,510	$4,840	$15,553	$14,490
Deferred commissions have been included with prepaid expenses for the current portion and non-current other assets for the long-term portion in the accompanying condensed consolidated balance sheets. Amortization expense related to deferred commissions is included in sales and marketing expense in the accompanying condensed consolidated statements of income.
(7)    Acquisitions
On July 28, 2025, we acquired Emergency Networking, Inc (“EN”). EN is a SaaS company specializing in cloud-native software for fire departments and emergency medical services (EMS) agencies. The total cash purchase price, net of cash acquired of $497,000, was approximately $19.4 million, subject to certain post-closing adjustments, including holdbacks of $2.5 million.
We have performed a preliminary valuation analysis of the fair market value of EN’s assets and liabilities. In connection with this transaction, we acquired total tangible assets of $1.6 million and assumed liabilities of approximately $1.3 million. We recorded goodwill of approximately $12.4 million, which is not deductible for tax purposes, and other identifiable intangible assets of approximately $9.1 million. We recorded net deferred tax liabilities of $1.9 million related to the tax effect of our estimated fair value allocations. The operating results of EN are included with the operating results of the Enterprise Software segment since the date of the acquisition. The impact of this acquisition on our operating results, assets, and liabilities is not material.
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
As of September 30, 2025, the purchase price allocations for MyGov and EN are not final; therefore, certain preliminary valuation estimates of fair value assumed at the acquisition date for intangible assets and receivables are subject to change as valuations are finalized. Our balance sheet as of September 30, 2025, reflects the allocation of the purchase price to the net assets acquired based on their estimated fair value at the date of the acquisition. The fair value of the assets and liabilities acquired are based on valuations using Level 3 unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
During the nine months ended September 30, 2025, we paid $7.7 million in cash for long-term indemnity holdbacks related to prior acquisitions.

(8)    Debt
The following table summarizes our total outstanding borrowings:

	Rate	Maturity Date	September 30, 2025	December 31, 2024
2024 Credit Agreement
Revolving credit facility	S + 1.125%	September 2029	$—	$—
Convertible Senior Notes due 2026	0.25%	March 2026	600,000	600,000
Total borrowings			600,000	600,000
Less: unamortized debt discount and debt issuance costs			(769)	(2,066)
Total borrowings, net			599,231	597,934

Current portion of convertible senior notes due 2026, net			599,231	—
Long Term - convertible senior notes due 2026, net			—	597,934
Total Debt			$599,231	$597,934
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
The 2024 Credit Agreement contains certain customary representations and warranties, affirmative and negative covenants, and defined events of defaults. The 2024 Credit Agreement requires us to maintain certain financial ratios and other financial conditions and limits us from making certain investments, advances, cash dividends or loans, and limits incurrence of additional indebtedness and liens. As of September 30, 2025, we were in compliance with those covenants.
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

Before September 15, 2025, holders of the Convertible Senior Notes had the right to convert their Convertible Senior Notes only upon the occurrence of certain events. Under the terms of the Indenture, the Convertible Senior Notes are convertible into common stock of Tyler Technologies, Inc. (referred to herein as “our common stock”) at the following times or circumstances:
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
•upon the occurrence of specified corporate events.
On September 15, 2025, we entered the Free Convertibility Period (as defined in the Indenture), during which the holders of the Convertible Senior Notes may convert their Convertible Senior Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. We will settle any conversions of the Convertible Senior Notes in a combination of cash and shares of our common stock at maturity. However, upon conversion of any Convertible Senior Notes, the conversion value, which will be determined over an “Observation Period” (as defined in the Indenture) consisting of 30 trading days, will be paid in cash up to at least the principal amount of the Notes being converted. As of September 30, 2025, no conversions have occurred.
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
The Convertible Senior Notes are redeemable, in whole or in part, at our option at any time, and from time to time, on or after March 15, 2024, and on or before the 30th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, up to, but excluding, the redemption date, but only if the last reported sale price per share of our common stock exceeds 130% of the conversion price of the Notes on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date we send the related redemption notice; and (ii) the trading day immediately before the date we send such notice. Subject to certain exceptions, if a change of control or other fundamental change (both as defined in the Indenture governing the Convertible Senior Notes), the holders of the Convertible Senior Notes may require us to repurchase all or part of the principal amount of the Convertible Senior Notes at a repurchase price equal to 100% of the principal amount of the Convertible Senior Notes, plus any accrued and unpaid interest up to, but excluding, the redemption date. In addition, calling any Note for redemption constitutes a Make-Whole Fundamental Change with respect to that Note, in which case the conversion rate applicable to the conversion of that Note will be increased in certain circumstances if it is converted after it is called for redemption.

Effective Interest Rate
The weighted average interest rate for the borrowings under the Convertible Senior Notes was 0.25% as of September 30, 2025. For the nine months ended September 30, 2025, the effective interest rate was 0.54% for the Convertible Senior Notes. The following sets forth the interest expense recognized related to the borrowings and commitment fees for unused portions under the 2024 Credit Agreement, the 2021 Credit Agreement and Convertible Senior Notes and is included in interest expense in the accompanying condensed consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Contractual interest expense - Revolving Credit Facility	$(229)	$(212)	$(724)	$(671)
Contractual interest expense - Term Loans	—	—	—	(761)
Contractual interest expense - Convertible Senior Notes	(375)	(375)	(1,125)	(1,125)
Amortization of debt discount and debt issuance costs	(631)	(648)	(1,894)	(2,115)
Total	$(1,235)	$(1,235)	$(3,743)	$(4,672)
As of September 30, 2025, we had one outstanding letter of credit totaling $500,000. The letter of credit, which guarantees our performance under a client contract, automatically renews annually unless canceled in writing, and expires in the third quarter of 2026.
(9)    Financial Instruments
The following table presents our financial instruments:

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$834,101	$744,721
Available-for-sale investments	139,159	34,015
Equity investment	10,000	10,000
Total	$983,260	$788,736
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
As of September 30, 2025 and December 31, 2024, we have an accrued interest receivable balance of approximately $794,000 and $227,000, respectively, which is included in accounts receivable, net. We do not measure an allowance for credit losses for accrued interest receivables. We record any losses within the maturity period or at the time of sale of the investment, and any write-offs to accrued interest receivables are recorded as reductions to interest income in the period of the loss. During the three and nine months ended September 30, 2025, we have recorded no losses for accrued interest receivables. Interest income and amortization of discounts and premiums are included in other income, net in the accompanying condensed consolidated statements of income.

The following table presents the components of our available-for-sale investments:

	September 30, 2025	December 31, 2024
Amortized cost	$139,233	$34,225
Unrealized gains	72	3
Unrealized losses	(146)	(213)
Estimated fair value	$139,159	$34,015
As of September 30, 2025, we have $116.7 million of available-for-sale debt securities with contractual maturities of one year or less and $22.5 million with contractual maturities greater than one year. As of September 30, 2025, 27 available-for-sale securities with a fair value of $23.1 million have been in a loss position for one year or less and three securities with a fair value of $5.1 million have been in a loss position for greater than one year.
The following table presents the activity on our available-for-sale investments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Proceeds from sales and maturities	$42,023	$1,349	$76,307	$7,700
Realized gains on sales, net of tax	—	1	—	1
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
The following table presents fair values of our financial and debt instruments categorized by their fair value hierarchy as of September 30, 2025:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$834,101	$—	$—	$834,101
Available-for-sale investments	—	139,159	—	139,159
Equity investment	—	—	10,000	10,000
Convertible Senior Notes due 2026	—	663,690	—	663,690

The following table presents fair values of our financial and debt instruments categorized by their fair value hierarchy as of December 31, 2024:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$744,721	$—	$—	$744,721
Available-for-sale investments	—	34,015	—	34,015
Equity investment	—	—	10,000	10,000
Convertible Senior Notes due 2026	—	731,310	—	731,310
Assets that are measured at fair value on a recurring basis
Accounts receivables, accounts payables, short-term obligations and certain other assets carrying value approximate fair value because of the short maturity of these instruments.
As of September 30, 2025, we have $139.2 million in investment grade corporate bonds, U.S. Treasuries, and asset-backed securities with maturity dates through 2027. The fair values of these securities are considered Level 2 as they are based on inputs from quoted prices in markets that are not active or other observable market data.
Assets that are measured at fair value on a nonrecurring basis
As of September 30, 2025, we have an 18% interest in BFTR, LLC. As we do not have the ability to exercise significant influence over the investee and the securities do not have readily determinable fair values, our investment is carried at cost less any impairment write-downs. Periodically, our investment is assessed for impairment. We do not reassess the fair value of the investments if there are no identified events or changes in circumstances that indicate fair value of the investment or indicate impairment. No events or changes in circumstances have occurred during the period that require reassessment. There has been no impairment of this investment for the periods presented. This investment is included in other non-current assets in the accompanying condensed consolidated balance sheets.
As described in Note 2, “Summary of Significant Accounting Policies,” we assess goodwill for impairment annually on October 1. In addition, we review goodwill, property and equipment, and other intangibles for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. During the fourth quarter of 2024, we completed our annual assessment of goodwill which did not result in an impairment charge. Further, for the nine months ended September 30, 2025, we identified no indicators of impairment to goodwill, property and equipment, and other intangibles; therefore, no impairment was recorded.
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
The following table presents the fair value and carrying value, net, of our Convertible Senior Notes:

	Fair Value at		Carrying Value at
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Convertible Senior Notes due 2026	$663,690	$731,310	$599,231	$597,934
(11)    Income Tax Provision
We had an effective income tax rate of 21.5% and 18.1% for the three and nine months ended September 30, 2025, respectively, compared to 11.8% and 14.5% for the three and nine months ended September 30, 2024, respectively. The increase in the effective tax rate for the three and nine months ended September 30, 2025, as compared to the prior period, is due to a decrease in excess tax benefits related to stock incentive awards and research tax credit benefits, partially offset by a decrease in liabilities for uncertain tax positions.

The effective income tax rates for the periods presented are different from the statutory United States federal income tax rate of 21% primarily due to the excess tax benefits related to stock incentive awards and the tax benefits of research tax credits, offset by state income taxes, liabilities for uncertain tax positions, and non-deductible business expenses.
We made income tax payments, net of refunds, of $47.3 million and $45.7 million in the nine months ended September 30, 2025, and September 30, 2024, respectively.
On July 4, 2025, the reconciliation bill, commonly referred to as the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which includes a broad range of tax reform provisions that may affect our Company. The OBBBA allows an elective deduction for domestic Research and Development (“R&D”), a reinstatement of elective 100% first-year bonus depreciation, and a more favorable tax rate on Foreign-derived Deduction Eligible Income and income from non-U.S. subsidiaries (“Net CFC Tested Income”), among other provisions. We do not anticipate a material impact on our effective tax rate in 2025 and future periods. We do, however, anticipate a significant reduction in current tax payments in the next 12 months, as well as a decrease in deferred tax assets and the income tax payable related to the provisions for full expensing of domestic R&D and bonus depreciation. The year-to-date impacts of the OBBBA are included in our operating results for the nine months ended September 30, 2025.
(12)    Share-Based Compensation
The following table summarizes share-based compensation expense related to share-based awards, which is recorded in the condensed consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenues	$9,307	$7,972	$26,912	$22,982
Operating expenses	27,362	23,215	85,719	65,478
Total share-based compensation expense	$36,669	$31,187	$112,631	$88,460
(13)    Earnings Per Share
The following table details the reconciliation of basic earnings per share to diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator for basic and diluted earnings per share:
Net income	$84,393	$75,897	$250,072	$197,805
Denominator:
Weighted-average basic common shares outstanding	43,135	42,714	43,085	42,592
Assumed conversion of dilutive securities:
Stock awards	552	830	624	782
Convertible Senior Notes	147	150	170	50
Denominator for diluted earnings per share - Adjusted weighted-average shares	43,834	43,694	43,879	43,424
Earnings per common share:
Basic	$1.96	$1.78	$5.80	$4.64
Diluted	$1.93	$1.74	$5.70	$4.56
For the three and nine months ended September 30, 2025, and 2024, stock awards representing the right to purchase common stock of approximately 700 and 35,000 shares and 500 and 79,000 shares, respectively, were not included in the computation of diluted earnings per share because their inclusion would have had an antidilutive effect.
We have used the if-converted method for calculating any potential dilutive effect of the Convertible Senior Notes on our diluted net income per share if our average stock price for the period exceeded the conversion price of $493.44 per share of common stock. Under the if-converted method, the Notes are assumed to be converted at the beginning of the period and the resulting common shares, if dilutive, are included in the denominator of the diluted earnings per share calculation for the entire period being presented. For the three and nine months ended September 30, 2025 and 2024, our average stock price for the period exceeded the conversion price resulting in a dilutive impact of the if-converted method as reflected in the table above.

(14)    Leases
We lease office facilities, transportation, and other equipment for use in our operations. Most of our leases are non-cancelable operating lease agreements with remaining terms of one to 10 years. Some of these leases include options to extend for up to six years. We have no finance leases as of September 30, 2025. Right-of-use lease assets and lease liabilities for our operating leases are recorded in the condensed consolidated balance sheets.
The components of operating lease expense were as follows:

Lease Costs	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost	$3,047	$2,284	$7,893	$6,695
Short-term lease cost	448	510	1,518	1,583
Variable lease cost	276	219	683	593
Net lease cost	$3,771	$3,013	$10,094	$8,871
Supplemental information related to leases is as follows:

Other Information	Nine Months Ended September 30,
	2025	2024
Cash flows:
Cash paid amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$9,341	$9,456

Right-of-use assets obtained in exchange for lease obligations (non-cash):
Operating leases	$11,920	$2,865

Lease term and discount rate:
Weighted average remaining lease term (years)	5.8	6.4
Weighted average discount rate	3.54%	1.71%
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
Rental income from third-party tenants for the three and nine months ended September 30, 2025, totaled $454,000 and $2.1 million, respectively, and for the three and nine months ended September 30, 2024, totaled $809,000 and $2.4 million, respectively. Rental income is included in hardware and other revenue on the condensed consolidated statements of income. As of September 30, 2025, future minimum operating rental income based on contractual agreements is as follows:

Year ending December 31,	Amount
2025 (Remaining)	$668
2026	2,538
2027	2,276
2028	2,029
2029	1,355
Thereafter	5,581
Total	$14,447

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
Purchase Commitments
We have contractual obligations for third-party technology used in our solutions and for other services that we purchase as part of our normal operations. In certain cases, these arrangements require a minimum annual purchase commitment by us. As of September 30, 2025, the remaining aggregate minimum purchase commitment under these arrangements was approximately $589.3 million through 2031.
(16)    Subsequent Events
There have been no material events or transactions that occurred subsequent to September 30, 2025.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS
This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are not historical in nature and typically address future or anticipated events, trends, expectations or beliefs with respect to our financial condition, results of operations or business. Forward-looking statements often contain words such as “believes,” “expects,” “anticipates,” “foresees,” “forecasts,” “estimates,” “plans,” “intends,” “continues,” “may,” “will,” “should,” “projects,” “might,” “could” or other similar words or phrases. Similarly, statements that describe our business strategy, outlook, objectives, plans, intentions or goals also are forward-looking statements. We believe there is a reasonable basis for our forward-looking statements, but they are inherently subject to risks and uncertainties and actual results could differ materially from the expectations and beliefs reflected in the forward-looking statements. We presently consider the following to be among the important factors that could cause actual results to differ materially from our expectations and beliefs: (1) changes in the budgets or regulatory environments of our clients, including local, state and federal government agencies, that could negatively impact information technology spending; (2) disruption to our business and harm to our competitive position resulting from cyber-attacks, security vulnerabilities and software updates; (3) our ability to protect client information from security breaches and provide uninterrupted operations of data centers; (4) our ability to achieve growth or operational synergies through the integration of acquired businesses, while avoiding unanticipated costs and disruptions to existing operations; (5) material portions of our business require the Internet infrastructure to be adequately maintained; (6) our ability to actively monitor developments in artificial intelligence ("AI") regulation and ethical standards as we expect that future changes in the regulatory landscape may affect our product development timelines, compliance costs, and market opportunities related to AI; (7) our ability to achieve our financial forecasts due to various factors, including project delays by our clients, reductions in transaction size, fewer transactions, delays in delivery of new products or releases or a decline in our renewal rates for service agreements; (8) general economic, political and market conditions, including inflation and changes in interest rates; (9) technological and market risks associated with the development of new products or services or of new versions of existing or acquired products or services; (10) competition in the industry in which we conduct business and the impact of competition on pricing, client retention and pressure for new products or services; (11) the ability to attract and retain qualified personnel and dealing with rising labor costs, the loss or retirement of key members of management or other key personnel; and (12) costs of compliance and any failure to comply with government and stock exchange regulations. These factors and other risks that affect our business are described in Item 1A, “Risk Factors”. We expressly disclaim any obligation to publicly update or revise our forward-looking statements.
GENERAL
We provide integrated information management solutions and services for the public sector. We develop and market a broad line of software products and services to address the information technology (“IT”) needs of public sector entities. We provide subscription-based services such as software as a service (“SaaS”) and transaction-based services primarily related to digital government services and payment processing. In addition, we provide professional IT services to our clients, including software and hardware installation, data conversion, training, and for certain clients, product modifications, along with continuing maintenance and support for clients using our systems. Additionally, we provide property appraisal services for taxing jurisdictions.
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

Recent Acquisitions
2025
On July 28, 2025, we acquired Emergency Networking, Inc (“EN”). EN is a SaaS company specializing in cloud-native software for fire departments and emergency medical services (EMS) agencies. The total cash purchase price, net of cash acquired of $497,000, was approximately $19.4 million, subject to certain post-closing adjustments, including holdbacks of $2.5 million. The actual operating results of EN are included with the operating results of the ES segment since the date of acquisition.
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
Operating Results
For both the three and nine months ended September 30, 2025, total revenues increased 10%, compared to the prior period, primarily due to an increase in subscription revenue.
Subscriptions revenue grew 15.5% and 18.8%, respectively, for the three and nine months ended September 30, 2025, compared to the prior period, primarily due to an ongoing shift toward SaaS arrangements for both new and existing clients, along with growth in certain transaction-based revenues.
Our total employee count increased to 7,689 as of September 30, 2025, including 29 employees who joined us through acquisitions completed since September 30, 2024, from 7,386 as of September 30, 2024.
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
ARR was $2.05 billion and $1.85 billion as of September 30, 2025, and 2024, respectively. ARR increased approximately 11% compared to the prior period primarily due to an increase in subscriptions revenue resulting from an ongoing shift toward SaaS arrangements for both new and existing clients and expansion in transaction-based fee arrangements.

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
ANALYSIS OF RESULTS OF OPERATIONS

	Percent of Total Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Subscriptions	67.3%	63.9%	67.2%	62.2%
Maintenance	18.7	21.3	19.1	21.8
Professional services	10.9	11.9	10.7	12.6
Software licenses and royalties	0.9	1.1	0.9	1.3
Hardware and other	2.2	1.8	2.1	2.1
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Subscriptions, maintenance, and professional services	48.5	52.2	48.9	52.0
Software licenses, royalties, and amortization of acquired software	1.9	2.0	1.9	2.0
Amortization of software development	1.0	0.9	1.0	0.9
Hardware and other	1.4	1.1	1.4	1.3
Sales and marketing expense	6.3	7.0	6.3	7.3
General and administrative expense	13.4	13.3	13.4	13.8
Research and development expense	8.7	5.5	8.6	5.5
Amortization of other intangibles	2.4	2.5	2.4	2.9
Operating income	16.4	15.5	16.1	14.3
Interest expense	(0.2)	(0.2)	(0.2)	(0.3)
Other income, net	1.8	0.8	1.5	0.5
Income before income taxes	18.0	16.1	17.4	14.5
Income tax provision	3.9	1.9	3.1	2.1
Net income	14.1%	14.2%	14.3%	12.4%
Revenues
Subscriptions
The following table sets forth a comparison of our subscriptions revenue for the three and nine months ended September 30 ($ in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	2025	2024	$	%	2025	2024	$	%
ES	$256,714	$206,006	$50,708	25%	$733,139	$577,778	$155,361	27%
PT	144,380	141,164	3,216	2	448,019	416,317	31,702	8
Total subscriptions revenue	$401,094	$347,170	$53,924	16%	$1,181,158	$994,095	$187,063	19%

Subscriptions revenue consists of revenues derived from our SaaS arrangements and transaction-based fees primarily related to digital government services and payment processing.
SaaS fees
The following table sets forth a comparison of our subscriptions revenue derived from SaaS fees for the three and nine months ended September 30 ($ in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	2025	2024	$	%	2025	2024	$	%
ES	$178,383	$144,445	$33,938	23%	$505,183	$408,632	$96,551	24%
PT	21,403	22,179	(776)	(3)	64,254	62,754	1,500	2
Total SaaS fees revenue	$199,786	$166,624	$33,162	20%	$569,437	$471,386	$98,051	21%
For the three and nine months ended September 30, 2025, SaaS fees grew 20% and 21%, respectively, compared to the prior period. That growth is primarily attributable to new SaaS clients as well as existing on-premises clients who converted to our SaaS model. Since September 30, 2024, we have added 608 new SaaS clients, while 451 existing on-premises clients have converted to our SaaS offerings. For both the nine months ended September 30, 2025, and September 30, 2024, our new software client mix was approximately 89% subscription-based arrangements and approximately 11% perpetual software license arrangements.
Transaction-based fees
The following table sets forth a comparison of our subscriptions revenue derived from transaction-based fees for the three and nine months ended September 30 ($ in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	2025	2024	$	%	2025	2024	$	%
ES	$78,331	$61,561	$16,770	27%	$227,956	$169,146	$58,810	35%
PT	122,977	118,985	3,992	3	383,765	353,563	30,202	9
Total transaction-based fees revenue	$201,308	$180,546	$20,762	11%	$611,721	$522,709	$89,012	17%
For the three and nine months ended September 30, 2025, transaction-based fees grew 11% and 17%, respectively, compared to the prior period. For the three and nine months ended September 30, 2025, volume increases from online payments from new and existing customers contributed approximately $13.9 million and $58.8 million, respectively, to the growth in transactions fees compared to prior period, and price increases by certain third-party processing partners from whom we receive a share of revenues contributed the remainder of the growth for both periods, respectively, compared to the prior period.
Maintenance
The following table sets forth a comparison of our maintenance revenue for the three and nine months ended September 30 ($ in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	2025	2024	$	%	2025	2024	$	%
ES	$105,450	$109,346	$(3,896)	(4)%	$319,208	$329,724	$(10,516)	(3)%
PT	5,862	6,241	(379)	(6)	17,028	18,390	(1,362)	(7)
Total maintenance revenue	$111,312	$115,587	$(4,275)	(4)%	$336,236	$348,114	$(11,878)	(3)%
We provide maintenance and support services for our software products and certain third-party software. Maintenance revenue decreased 4% and 3% for the three and nine months ended September 30, 2025, respectively, compared to the prior period primarily due to the impact of 451 clients converting from on-premises license arrangements to SaaS, partially offset by maintenance price increases.

Professional services
The following table sets forth a comparison of our professional services revenue for the three and nine months ended September 30 ($ in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	2025	2024	$	%	2025	2024	$	%
ES	$55,769	$53,947	$1,822	3%	$167,224	$167,571	$(347)	—%
PT	8,959	10,515	(1,556)	(15)	20,166	33,625	(13,459)	(40)
Total professional services revenue	$64,728	$64,462	$266	—%	$187,390	$201,196	$(13,806)	(7)%
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
Professional services revenues were flat and decreased 7% for the three and nine months ended September 30, 2025, respectively, compared to the prior period. The decrease for the nine months ended September 30, 2025, is primarily due to loss reserves of approximately $8.5 million for contracts with agencies within two state governments. The remainder of the decrease in professional services revenues compared to the prior period is related to an intentional reduction in custom development work as well as efficiencies in the delivery of professional services.
Software licenses and royalties
The following table sets forth a comparison of our software licenses and royalties revenue for the three and nine months ended September 30 ($ in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	2025	2024	$	%	2025	2024	$	%
ES	$5,137	$5,424	$(287)	(5)%	$15,977	$19,314	$(3,337)	(17)%
PT	(37)	764	(801)	(105)	(220)	937	(1,157)	(123)
Total software licenses and royalties revenue	$5,100	$6,188	$(1,088)	(18)%	$15,757	$20,251	$(4,494)	(22)%
For the three and nine months ended September 30, 2025, software licenses and royalties revenue decreased 18% and 22%, respectively, compared to the prior period primarily because of the ongoing shift in the mix of new software contracts toward more SaaS offerings. Refer to the SaaS revenue section for further details on our revenue mix shift.
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

	Three Months Ended		Change		Nine Months Ended		Change
	2025	2024	$	%	2025	2024	$	%
Subscriptions, maintenance, and professional services	$289,070	$283,750	$5,320	2%	$859,718	$829,765	$29,953	4%
Software licenses and royalties	1,669	1,870	(201)	(11)	5,418	4,995	423	8
Amortization of software development	6,195	4,961	1,234	25	17,079	13,808	3,271	24
Amortization of acquired software	9,376	9,244	132	1	27,989	27,723	266	1
Hardware and other	8,117	6,052	2,065	34	25,240	21,439	3,801	18
Total cost of revenues	$314,427	$305,877	$8,550	3%	$935,444	$897,730	$37,714	4%

Subscriptions, maintenance, and professional services.
The following table sets forth a comparison of our costs of subscriptions, maintenance, and professional services for the three and nine months ended September 30 ($ in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	2025	2024	$	%	2025	2024	$	%
Subscriptions, maintenance, and professional services	$289,070	$283,750	$5,320	2%	$859,718	$829,765	$29,953	4%
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
The cost of subscriptions, maintenance, and professional services for the three and nine months ended September 30, 2025, increased 2% and 4%, respectively, compared to the prior period. For the three months ended September 30, 2025, the increase is primarily due to a $1.3 million increase in stock-based compensation expense, a $1.0 million increase in third-party fees related to higher transaction volumes, and an increase of $6.8 million in hosting costs as we expand our SaaS client base and transition from our proprietary data centers to the public cloud. For the nine months ended September 30, 2025, the increase is primarily due to a $3.9 million increase in stock-based compensation expense, a $17.0 million increase in merchant fees and other third-party fees related to higher transaction volumes, and a $15.1 million increase in hosting costs. The increases for both comparative periods were partially offset by the redeployment of resources to research and development due to continued migration of clients to our SaaS products and the consolidation of versions of on-premises software products with support obligations.
Software licenses and royalties.
The following table sets forth a comparison of our costs of software licenses and royalties for the three and nine months ended September 30 ($ in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	2025	2024	$	%	2025	2024	$	%
Software licenses and royalties	$1,669	$1,870	$(201)	(11)%	$5,418	$4,995	$423	8%
Costs of software licenses and royalties primarily consist of direct third-party software costs. We do not have any direct costs associated with royalties revenues.
The cost of software licenses and royalties for the three and nine months ended September 30, 2025, decreased 11% and increased 8% respectively, compared to prior period. The decrease in the three month period was primarily due to timing of third-party software costs incurred, while the increase for the nine month period was driven by higher third-party software costs.

Amortization of software development.
The following table sets forth a comparison of our amortization of software development for the three and nine months ended September 30 ($ in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	2025	2024	$	%	2025	2024	$	%
Amortization of software development	$6,195	$4,961	$1,234	25%	$17,079	$13,808	$3,271	24%
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
For the three and nine months ended September 30, 2025, amortization of software development costs increased 25% and 24%, respectively, compared to the prior period due to new capitalized software development projects going into service in the past year.
Amortization of acquired software.
The following table sets forth a comparison of our amortization of acquired software for the three and nine months ended September 30 ($ in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	2025	2024	$	%	2025	2024	$	%
Amortization of acquired software	$9,376	$9,244	$132	1%	$27,989	$27,723	$266	1%
Amortization expense related to acquired software attributed to business combinations is included with cost of revenues. The estimated useful lives of acquired software range from three to 10 years.
For both the three and nine months ended September 30, 2025, amortization of acquired software increased 1% compared to the prior period due to amortization of newly acquired software from recent acquisitions completed in 2025, partially offset by assets becoming fully amortized in the fourth quarter of 2024.
The following table sets forth a comparison of gross profit and overall gross margin for the periods presented as of September 30:

	Three Months Ended			Nine Months Ended
	2025	2024	Change	2025	2024	Change
Total gross profit	$281,452	$237,460	$43,992	$821,717	$698,942	$122,775
Overall gross margin	47.2%	43.7%	3.5%	46.8%	43.8%	3.0%
Overall gross margin. For the three and nine months ended September 30, 2025, our blended gross margin increased 3.5% and 3.0%, respectively, compared to the prior period. For the three and nine months ended September 30, 2025, the increase in overall gross margin compared to the prior period is primarily attributed to a shift in our revenue mix toward higher-margin SaaS revenues. Also contributing to the increase in overall gross margin for the three and nine months ended September 30, 2025, respectively, is the redeployment of resources to research and development due to continued migration of clients to our SaaS products and consolidation of versions of on-premises software products with support obligations. The increase in the overall gross margin is partially offset by declines in software licenses, maintenance and professional services revenues and increases in merchant fees, hosting costs, and software development amortization expense.

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

	Three Months Ended		Change		Nine Months Ended		Change
	2025	2024	$	%	2025	2024	$	%
Sales and marketing expense	$37,560	$38,203	$(643)	(2)%	$110,345	$116,195	$(5,850)	(5)%
S&M expense as a percentage of revenues was 6.3% for both the three and nine months ended September 30, 2025, compared to 7.0% and 7.3%, respectively, for the three and nine months ended September 30, 2024. S&M expense decreased 2% and 5%, respectively, when compared to the prior period. The decrease in S&M expense is primarily attributed to an increase in compensation capitalized as contract acquisition costs compared to the prior period.
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

	Three Months Ended		Change		Nine Months Ended		Change
	2025	2024	$	%	2025	2024	$	%
General and administrative expense	$79,971	$72,460	$7,511	10%	$236,024	$220,590	$15,434	7%
G&A expense as a percentage of revenue was 13.4% for both the three and nine months ended September 30, 2025, compared to 13.3% and 13.8%, respectively, for the three and nine months ended September 30, 2024. G&A expense increased 10% and 7%, respectively, for the three and nine months ended September 30, 2025, compared to the prior period. For the three months ended September 30, 2025, the increase in G&A expense is primarily attributable to an increase of $4.2 million in personnel expenses, a $1.4 million increase in professional fees expense, and a $1.6 million increase in certain IT-related costs. For the nine months ended September 30, 2025, the G&A expense increase is attributed to a $7.2 million increase in personnel expenses, a $2.8 million increase in professional fees expense, and a $6.1 million increase in share-based compensation expense due to the higher stock price for share-based awards issued in the current period.
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

	Three Months Ended		Change		Nine Months Ended		Change
	2025	2024	$	%	2025	2024	$	%
Research and development expense	$51,788	$30,120	$21,668	72%	$150,474	$88,504	$61,970	70%
Research and development expense increased 72% and 70%, respectively, for the three and nine months ended September 30, 2025, compared to the prior period, with the majority of the increase due the redeployment of resources to research and development resulting from the continued migration of clients to our SaaS products and version consolidation of on-premises software products with support obligations, together with increased investments in a number of new Tyler product development initiatives across our product suites. The remainder of the increase is attributed to $3.8 million and $12.6 million increases related to share-based compensation expense for the three and nine months ended September 30, 2025, respectively, compared to the prior period.

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

	Three Months Ended		Change		Nine Months Ended		Change
	2025	2024	$	%	2025	2024	$	%
Amortization of other intangibles	$14,201	$13,850	$351	3%	$42,173	$45,813	$(3,640)	(8)%
Amortization of other intangibles increased 3% for the three months ended September 30, 2025, due to amortization of other intangibles from acquisitions completed during the 2025 fiscal year. For the nine months ended September 30, 2025, amortization of other intangibles decreased 8% for the nine months ended September 30, 2025, compared to the prior period due to the impact of certain trade name intangible assets becoming fully amortized as a result of accelerated amortization expense in 2024.
Segment Operating Income
The following table sets forth a comparison of the operating income by reportable segments for the three and nine months ended September 30 ($ in thousands):

Segment Operating Income (loss):	Three Months Ended		Change		Nine Months Ended		Change
	2025	2024	$	%	2025	2024	$	%
ES	$174,615	$139,874	$34,741	25%	$504,122	$404,159	$99,963	25%
PT	26,445	32,866	(6,421)	(20)	83,397	96,030	(12,633)	(13)
For both the three and nine months ended September 30, 2025, the increase of 25% in the ES segment operating income is primarily due to the $50.7 million and $155.4 million, respectively, increase in subscription revenues as a result of the ongoing shift toward SaaS arrangements for both new and existing clients, along with growth in certain transaction-based revenues from new and existing customers. For the three and nine months ended September 30, 2025, these increases are partially offset by lower revenue of $2.4 million and $14.2 million, respectively, compared to prior period from software licenses, maintenance, and professional services. Also partially offsetting the increase in segment operating income for the three and nine months ended September 30, 2025, are increases in total personnel expenses of $13.6 million and $27.7 million, respectively and increases in total hosting costs of $4.5 million and $13.1 million compared to the prior period.
The decreases for the three and nine months ended September 30, 2025, in the PT segment operating income are primarily due to the $13.5 million decline in professional services revenue attributed to loss reserves of approximately $8.5 million for contracts with agencies within two state governments. Higher merchant fees also contributed to the decline in operating income.
See Note 3 “Segment and Related Information” for a reconciliation between our operating segment and consolidated financial results for the periods presented.
Interest expense
The following table sets forth a comparison of our interest expense for the three and nine months ended September 30 ($ in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	2025	2024	$	%	2025	2024	$	%
Interest expense	$(1,235)	$(1,235)	$—	—%	$(3,743)	$(4,672)	$929	(20)%
Interest expense is comprised of interest expense and non-usage and other fees associated with our borrowings. Interest expense in the three months ended September 30, 2025, was flat compared to the prior period. The 20% decline for the nine months ended September 30, 2025, compared to the prior period is primarily attributable to lower interest incurred as a result of our repayment of the Term Loans in early 2024.

Other income, net
The following table sets forth a comparison of our other income, net, for the three and nine months ended September 30 ($ in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	2025	2024	$	%	2025	2024	$	%
Other income, net	$10,855	$4,504	$6,351	141%	$26,397	$8,232	$18,165	221%
Other income, net, is primarily comprised of interest income from invested cash. The change in other income, net, in the three and nine months ended September 30, 2025, compared to the prior period is due to increased interest income generated from higher invested cash balances in 2025 compared to 2024. Also contributing to the increase in other income is dividend income of $1.8 million.
Income tax provision
The following table sets forth a comparison of our income tax provision for the three and nine months ended September 30 ($ in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	2025	2024	$	%	2025	2024	$	%
Income tax provision	$23,159	$10,199	$12,960	127%	$55,283	$33,595	$21,688	65%

Effective income tax rate	21.5%	11.8%			18.1%	14.5%
The increase in the effective tax rate for the three and nine months ended September 30, 2025, as compared to the prior period, is due to a decrease in excess tax benefits related to stock incentive awards and research tax credit benefits, partially offset by a decrease in liabilities for uncertain tax positions. The excess tax benefits related to stock incentive awards were $1.3 million and $16.0 million for the three and nine months ended September 30, 2025, respectively. Excess tax benefits related to stock incentive awards were $7.5 million and $17.2 million for the three and nine months ended September 30, 2024, respectively.
The effective income tax rates for the periods presented are different from the statutory United States federal income tax rate of 21% primarily due to the excess tax benefits related to stock incentive awards and the tax benefits of research tax credits, offset by state income taxes, liabilities for uncertain tax positions, and non-deductible business expenses.
On July 4, 2025, the reconciliation bill, commonly referred to as the OBBBA was signed into law, which includes a broad range of tax reform provisions that may affect our Company. The OBBBA allows an elective deduction for domestic Research and Development (“R&D”), a reinstatement of elective 100% first-year bonus depreciation, and a more favorable tax rate on Foreign-derived Deduction Eligible Income and income from non-U.S. subsidiaries (“Net CFC Tested Income”), among other provisions. We do not anticipate a material impact on our effective tax rate in 2025 and future periods. We do, however, anticipate a significant reduction in current tax payments in the next 12 months, as well as a decrease in deferred tax assets and the income tax payable related to the provisions for full expensing of domestic R&D and bonus depreciation. The year-to-date impacts of the OBBBA are included in our operating results for the nine months ended September 30, 2025.

FINANCIAL CONDITION AND LIQUIDITY
As of September 30, 2025, we had cash and cash equivalents of $834.1 million, compared to $744.7 million as of December 31, 2024. We also had $139.2 million invested in investment grade corporate bonds, U.S. Treasuries and asset-backed securities as of September 30, 2025. These investments have varying maturity dates through 2027 and are held as available-for-sale. Net cash provided by operating activities continues to be our primary source of funds to finance operating needs and capital expenditures. Other potential capital resources include cash on hand, public and private issuances of debt or equity securities, and our revolving credit facility. It is possible that our ability to access the capital and credit markets in the future may be limited by economic conditions or other factors. We believe that our cash on hand, cash provided by operating activities, and available credit are sufficient to fund our working capital requirements and capital expenditures for at least the next twelve months.
The following table sets forth a summary of cash flows for the nine months ended September 30 ($ in thousands):

	2025	2024
Cash flows provided (used) by:
Operating activities	$409,660	$399,859
Investing activities	(164,107)	(34,673)
Financing activities	(156,173)	7,617
Net increase in cash and cash equivalents	$89,380	$372,803
For the nine months ended September 30, 2025, operating activities provided cash of $409.7 million, compared to $399.9 million in the nine months ended September 30, 2024. Operating activities that provided cash were primarily comprised of net income of $250.1 million, non-cash depreciation and amortization charges of $103.9 million, non-cash share-based compensation expense of $112.6 million, and non-cash amortization of operating lease right-of-use assets of $7.2 million. Changes in working capital, excluding cash, reduced cash provided by operating activities by approximately $64.2 million, mainly due to higher accounts receivable. We have higher accounts receivable because our annual maintenance billing cycle peaks in the second quarter. Also contributing to the decrease in working capital are timing of payments to and receipts from our government partners, the timing of prepaid expenses, timing of bonus and commission payments, timing of payroll related payments, timing of payments for operating leases and timing of income tax payments. These decreases were offset by increases in deferred revenue and deferred taxes associated with stock option activity during the period. In general, changes in deferred revenue are cyclical and primarily driven by the timing of our maintenance and subscription renewal billings. Our renewal dates occur throughout the year, but our largest maintenance billing cycles occur in the second and fourth quarters. Subscription renewals are billed throughout the year.
Investing activities used cash of $164.1 million in the nine months ended September 30, 2025, compared to $34.7 million in the nine months ended September 30, 2024. On July 28, 2025, we acquired EN, a SaaS company specializing in cloud-native software for fire departments and emergency medical services (EMS) agencies. The total cash purchase price, net of cash acquired of $497,000, was approximately $19.4 million, subject to certain post-closing adjustments, including holdbacks of $2.5 million. On January 31, 2025, we acquired MyGov, a provider of SaaS platform solutions for community development. The total cash purchase price, net of cash acquired of $215,000, was approximately $18.2 million. We invested $180.0 million and received $76.3 million in proceeds from investment grade corporate bonds, U.S. Treasuries and asset-backed securities. Approximately $14.1 million of software development costs were capitalized. Lastly, approximately $11.7 million was invested in property and equipment.
Financing activities used cash of $156.2 million in the nine months ended September 30, 2025, compared to $7.6 million provided in the nine months ended September 30, 2024. Net of shares withheld for taxes upon equity awards settlement, we received $12.3 million from stock option exercises and received $13.9 million from employee stock purchase plan activity. During the nine months ended September 30, 2025, we repurchased approximately 303,000 shares of our common stock for an aggregate purchase price of $174.7 million. We also paid $7.7 million in cash for long-term indemnity holdbacks related to prior acquisitions.

In February 2019, our Board of Directors authorized the repurchase of an additional 1.5 million shares of our common stock. The repurchase program, which was approved by our Board of Directors, was originally announced in October 2002 and was amended at various times from 2003 through 2019. As of October 29, 2025, we have authorization from our Board of Directors to repurchase up to 1.8 million additional shares of our common stock. Our share repurchase program allows us to repurchase shares at our discretion. Market conditions, as well as the volume of employee stock option exercises, influence the timing of the buybacks and the number of shares repurchased. Share repurchases are generally funded using our existing cash balances and borrowings under our credit facility and may occur through open market purchases and transactions structured through investment banking institutions, privately negotiated transactions and/or other mechanisms. There is no expiration date specified for the authorization.
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
We have no outstanding borrowings under the 2024 Credit Agreement, with an available borrowing capacity of $700.0 million as of September 30, 2025.
As of September 30, 2025, we had $600.0 million in outstanding principal for the Convertible Senior Notes due in 2026. We will settle any conversions of the Convertible Senior Notes in a combination of cash and shares of our common stock. However, upon conversion of any Convertible Senior Notes, the conversion value, which will be determined over an “Observation Period” (as defined in the Indenture) consisting of 30 trading days, will be paid in cash up to at least the principal amount of the Notes being converted. As of September 30, 2025, we have entered the Free Convertibility Period, effective on September 15, 2025 until the close of business on the second scheduled trading day immediately preceding maturity date, March 15, 2026. No conversions have occurred.
In the nine months ended September 30, 2025, and 2024, we paid interest of $2.2 million and $2.9 million, respectively. See Note 8, “Debt,” to the condensed consolidated financial statements for discussions of the Convertible Senior Notes and the 2024 Credit Agreement.
We made income tax payments, net of refunds, of $47.3 million and $45.7 million in the nine months ended September 30, 2025, and September 30, 2024, respectively.
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
There were no material changes to our future minimum contractual obligations since December 31, 2024, as previously disclosed in our 2024 Annual Report on Form 10-K filed with the SEC on February 19, 2025. Our estimated future obligations consist of debt, uncertain tax positions, leases, and purchase commitments as of September 30, 2025. Refer to Note 8, “Debt,” Note 11, “Income Tax,” Note 14, “Leases,” and Note 15, “Commitments and Contingencies,” to the condensed consolidated financial statements for related discussions.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and interest rates.
As of September 30, 2025, we had no outstanding borrowings under our 2024 Credit Agreement and available borrowing capacity under the 2024 Credit Agreement was $700.0 million.
Loans under the revolving credit facility will bear interest, at the Company’s option, at a per annum rate of either (1) the Administrative Agent’s prime commercial lending rate (subject to certain higher rate determinations) plus a margin of 0.125% to 0.75% or (2) the one-, three-, or six-month SOFR rate plus a margin of 1.125% to 1.75%.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures. Management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based on this evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2025.
Changes in Internal Control over Financial Reporting
The Company completed the phased integration for one of our business units into our existing accounting and financial management software effective September 30, 2025, which is expected to improve the efficiency of certain financial and related business processes. The phased integration was not made in response to any identified deficiency or weakness in our internal controls over financial reporting. The integration was subject to various testing and review procedures prior to and after execution. We have updated our internal controls over financial reporting, as necessary, to accommodate any modifications to our business processes or accounting procedures due to the implementation. Management will continue to monitor, test and evaluate the operating effectiveness of internal controls related to the post-integration period to ensure that effective controls over financial reporting continue to be maintained.
Other than as described in the preceding paragraph, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. Risk Factors
In addition to the other information set forth in this report, one should carefully consider the discussion of various risks and uncertainties contained in Part I, “Item 1A. Risk Factors” in our 2024 Annual Report on Form 10-K filed on February 19, 2025. We believe those risk factors are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us. Please note, however, that those are not the only risk factors facing us. Additional risks that we do not consider material, or of which we are not currently aware, may also have an adverse impact on us. Our business, financial condition and results of operations could be seriously harmed if any of these risks or uncertainties actually occurs or materializes. In that event, the market price for our common stock could decline, and our shareholders may lose all or part of their investment. During the nine months ended September 30, 2025, there were no material changes in the information regarding risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
As of September 30, 2025, we had authorization to repurchase of approximately 1.8 million additional shares of Tyler common stock. During the three months ended September 30, 2025, we repurchased approximately 300,000 shares of our common stock for an aggregate purchase price of $173.0 million and approximately 25 shares to satisfy the minimum tax obligations of employees due upon vesting of restricted stock awards.
A summary of the repurchase activity during the three months ended as of September 30, 2025, is as follows:

Period	Total number of shares repurchased[1]	Additional number of shares authorized that may be repurchased	Average price paid per share	Maximum number of shares that may be repurchased under current authorization
Beginning balance, July 1, 2025				2,103,005
July 1 through July 31	25	—	$575.96	2,102,980
August 1 through August 31	268,985	—	580.19	1,833,995
September1 through September 30	31,015	—	547.48	1,802,980
	300,025	—	576.82

The repurchase program, which was approved by our Board of Directors, was announced in October 2002 and was amended at various times from 2003 through 2019. There is no expiration date specified for the authorization, and we may repurchase stock under the program from time to time.

1 Includes 25 shares withheld by us to satisfy the minimum tax obligations of employees due upon vesting of restricted stock awards and units. The level of this acquisition activity varies from period to period based upon the timing of award grants and vesting. Also includes 300,000 shares for common stock repurchases.

ITEM 3. Defaults Upon Senior Securities
None
ITEM 4. Mine Safety Disclosures
None
ITEM 5. Other Information
(c) Trading Plans
On March 6, 2025, H. Lynn Moore, Jr. executed a Rule 10b5-1 trading plan under which trading could not begin until June 10, 2025, and that terminates no later than February 9, 2026. Additional information is available in the Form 8-K filed on March 11, 2025. No other director or officer has a Rule 10b5-1 trading plan or a non-Rule 10b5-1 trading arrangement in place as of October 29, 2025.

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
Date: October 29, 2025