Form 10-K
period 2025-12-31
TYLER TECHNOLOGIES INC
filed 2026-02-18
CIK 860731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2025
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
☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). Yes  ☐     No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant was $25,541,975,159 based on the reported last sale price of common stock on June 30, 2025, which is the last business day of the registrant’s most recently completed second fiscal quarter.
The number of shares of common stock of the registrant outstanding on February 16, 2026 was 42,985,340.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of this annual report is incorporated by reference from the registrant’s definitive proxy statement for its annual meeting of stockholders to be held on May 5, 2026.

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
We maintain deep, long-term relationships with state and local government agencies, including dedicated state-level offices in the 30 states in which we have enterprise contracts. Our professional information technology (“IT”) services include cloud-based software deployment, data conversion, and training. We also provide continuing client support services to ensure product performance and reliability, providing us with long-term client relationships and a significant base of recurring revenue.
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
•Payments: The leading integrated payments platform for Tyler’s public sector clients, processing nearly half a billion transactions annually and covers the entire payments lifecycle, including integrated credit, debit and ACH processing, billing, invoice presentment, merchant onboarding, support, collections, reconciliation, and disbursements.
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

Courts & Public Safety Solutions
Our integrated courts and public safety solutions are used at the municipal, county, state, and federal levels to help courts, prosecutors, defenders, jails, sheriffs’ offices, police departments, and probation officers keep their communities safe. Our courts and public safety solutions include:
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
Revenues
We derive our revenues from three primary sources:
•Subscription-based services
•Maintenance and support
•Professional services
Subscription-Based Services
Subscriptions revenue consists of revenues derived from our Software as a Service (“SaaS”) arrangements and transaction-based fees. We are able to provide the majority of our software products through our SaaS model. The clients who choose this model typically do not wish to maintain, update and operate these systems directly, or make up-front capital expenditures to implement these advanced technologies. The contract terms for these arrangements range from one to 10 years but are typically contracted for periods of generally one to three years. The majority of our SaaS or hosting arrangements include additional professional services as well as maintenance and support services.
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

Maintenance and Support
Support is provided through an omni-channel approach including phone, knowledge base and client support portal experiences. For more complicated issues, our staff, with the clients’ permission, can log on to clients’ systems remotely. We maintain our clients’ software largely through releases that contain improvements and incremental additions of features and functionality, along with updates necessary because of legislative or regulatory changes.
Nearly all of our on-premises software clients contract with us for maintenance and support, which provides us with a significant source of recurring revenue. We generally provide maintenance and support for our on-premises clients under annual, or in some cases multi-year, contracts, with a typical fee based on a percentage of the software product’s license fee. These fees can generally be increased on renewal and may also increase as new license fees increase. Maintenance and support fees are generally paid annually in advance. Most maintenance contracts automatically renew unless the client or Tyler gives notice of termination prior to expiration. Similar maintenance and support services are provided to our SaaS clients and are included in their subscription fees, which are classified as subscription revenue.
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
Our other sources of revenue include software licenses and royalties and hardware equipment, which represented 2.5% and 3.2% of total revenues for the twelve months ended December 31, 2025 and 2024, respectively.
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
•Grow recurring revenues. We have a large recurring revenue base from subscription-based services and maintenance and support, which generated revenues of $2.0 billion, or 87% of total revenues, in 2025. We have historically experienced very low client turnover (approximately 2% annually), and recurring revenues continue to grow as the installed client base increases. Subscription-based revenues have been our fastest growing revenue category over the past five years, increasing from $784.4 million in 2021 to $1.6 billion in 2025. We monitor Annualized Recurring Revenue (“ARR”), which is calculated based on quarter-to-date end total recurring revenues multiplied by four. ARR was $2.06 billion and $1.86 billion as of December 31, 2025, and 2024, respectively. ARR increased approximately 11% compared to the prior period primarily due to an increase in subscriptions revenue resulting from an ongoing shift toward SaaS arrangements and expansion with existing clients.
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
SEASONALITY
Transaction-based fees are generally derived from multi-year contracts with our clients that generate fees from payment transactions and digital government services and are collected on a recurring basis during the contract term. Transaction-based fees are historically highest in the second quarter, which coincides with peak outdoor recreation seasons and statutory filing deadlines in many jurisdictions, and lowest in the fourth quarter due to fewer business days and lower transaction volumes around holidays.
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
As of December 31, 2025, we had approximately 7,800 team members. Approximately 93% of our team members work in one of our 63 U.S. offices or remotely in the U.S. Approximately 650 of our team members are in Canada, the Philippines, or India. Race and gender reporting is based on information provided by team members.
We believe our efforts in managing and supporting our workforce are effective, as evidenced by current levels of applicants, team member tenure, high levels of engagement reported through survey feedback from Tyler team members, and low team member turnover.
Our team continues to work collaboratively with and for our clients and partners across multiple work arrangements: fully office-based, fully remote and a blended approach of office-based and remote work. As of December 31, 2025, approximately 51% of team members work remotely and 49% of team members are either partially or fully office-based. Collaboration is an important part of our culture. We are dedicated to creating opportunities for our team members to connect in person, enhancing both our partially and fully office-based presence, while maintaining the flexibility that supports their productivity and well-being.
Voluntary workforce turnover (rolling 12-month attrition) was 7% and 8% as of December 31, 2025 and 2024, respectively, and consistently outperforms industry levels. The average tenure of our team members is approximately eight years, and approximately 30% of employees have been employed by Tyler for more than ten years. The most frequent factor cited by team members leaving Tyler in 2025 was career opportunities. While 29% of positions filled in 2025 were filled by existing Tyler team members, we continue to invest in talent development and career opportunities for team members, as discussed in further detail below.
Investments in Talent
We are committed to providing Tyler team members with career growth opportunities and the training and resources necessary to continually strengthen their skills. Our talent assessment and development programs are designed to provide managers and individual contributors with the resources to achieve career goals, strengthen management and business skills and effectively lead their teams.
For example, in 2025:
•Division presidents and corporate function executives conducted annual leadership assessment and talent reviews with their human resources’ leaders and leadership teams to identify development priorities within their teams.
•Nearly 300 Tyler managers participated in our nine-month Tyler Manager Development program which includes more than 50 hours of interactive, experiential learning focused on developing skills managers need to lead high performing teams. The program also includes multiple leadership assessments, including 360-degree feedback, and a dedicated mentor to support their development.
•Tyler launched a new process for onboarding new leaders to ensure integration into Tyler’s way of leading and to give participants a jump start for success. The half-day session is led by Tyler’s senior executive team and allows for meaningful interaction and expectation setting for new leaders.
•Tyler team members completed over 31,000 hours of Tyler-sponsored leadership training, professional development, and compliance training to support continuous learning and career development.
•As we continue our multi-year investment in developing cloud capabilities across the Tyler workforce, 134 AWS certifications were attained in 2025, and communities of practice were established to facilitate learning and best practice sharing.
•At Tyler, we recognize and value the expertise our team members bring, unique to our software, services and our public sector clients. Accordingly, 91% of eligible team members were redeployed and remain at Tyler through our Workforce Redeployment and Retention Program. In redeploying talent impacted by position eliminations due to the evolving nature of our business, we demonstrate our values of community, inclusion and growth -- redeploying rather than reducing our workforce -- whenever possible to grow our business and strengthen our culture.

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
Inclusion
One of Tyler’s stated core values is inclusion, which we define as respecting and valuing each other. Consistent with our value of inclusion, in 2025, Tyler:
•Launched the new leader orientation program referenced above to accelerate the ability of leaders new to Tyler to onboard and integrate across our team;
•Expanded our Employee Resource Group (ERG) footprint with the launch of two new ERGs - Tyler Black and New@Tyler;
•Increased the participation in our equity compensation grant program with over 13% of 2025 recipients representing first-time grantees; and
•Retained and redeployed 91% of eligible team members impacted by position elimination to other roles within Tyler, respecting the value they bring to our clients and our team.
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

ITEM 1A.    RISK FACTORS.
An investment in our common stock involves a high degree of risk. Investors evaluating our company should carefully consider the factors described below and all other information contained in this Annual Report. These disclosures reflect the Company’s beliefs and opinions as to factors that could materially and adversely affect the Company and its securities in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future. Additional factors and uncertainties not currently known to us or that we currently consider immaterial could also harm our business, operating results, and financial condition. This section should be read in conjunction with the Financial Statements and related Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report. We may make forward-looking statements from time to time, both written and oral. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements. Our actual results may differ materially from those projected in any such forward-looking statements due to a number of factors, including those set forth below and elsewhere in this Annual Report.
Risks Associated with Our Business, Including Our Software Products
Cyber-attacks, the use of artificial intelligence and security vulnerabilities can disrupt our business and harm our competitive position.
Threats to IT security can take, and have in the past taken, a variety of forms. Individuals, groups of hackers, and sophisticated organizations, including state-sponsored organizations, may take steps that pose threats to our clients and our IT. Bad actors have in the past and may in the future develop and deploy malicious software to gain access to our internal networks, and/or to attack our products and services, gain access to data centers we use to host client deployments, or act in a coordinated manner to launch distributed denial of service or other coordinated attacks. Cyber threats are constantly evolving, thereby increasing the difficulty of detecting and successfully defending against them. Cyber threats can have cascading impacts that unfold with increasing speed across our internal networks and systems and those of our partners and clients. Breaches of our internal network have disrupted and could in the future disrupt the security of our internal systems and business applications, and could impair our ability to provide services to our clients and protect the privacy of their data, result in product development delays, compromise confidential or technical business information harming our competitive position, result in theft or misuse of our intellectual property or other assets, require us to allocate more resources to improve technologies, or otherwise adversely affect our business. Our business policies and internal security controls may not keep pace with these evolving threats. For example, the evolving use of artificial intelligence (“AI”) increases the risk of cyberattacks and data breaches, which themselves can evolve more rapidly when artificial intelligence is used to facilitate the attack. Despite our network and application security, threat intelligence services, internal control measures, and physical security procedures we employ to safeguard our systems, we may still be vulnerable to a security breach, intrusion, or loss or theft of confidential client data, transaction data, or proprietary company information, which may harm our business, reputation and future financial results. Use of artificial intelligence by our team members, whether authorized or unauthorized, could increase the risk that our intellectual property and other proprietary information may be unintentionally disclosed. In addition, vulnerabilities in our clients’ on-premises infrastructure have in the past and may in the future be exploited by a bad actor, with the resulting impacts being linked to or attributed to, correctly or incorrectly, our software or services, which could also harm our business, reputation, and future financial results, even if our software or services were not the cause of the exploitation. The lost revenue, containment, remediation, investigation, legal and other costs could be significant and may exceed our insurance policy limits or may not be covered by insurance at all. Further, we may be subject to regulatory enforcement actions and litigation that could result in financial judgments, the payment of settlement amounts and/or disputes with insurance carriers concerning coverage.
Disclosure of personally identifiable information and/or other sensitive client data could result in liability and harm our reputation.
We store and process increasingly large amounts of personally identifiable information and other confidential information of our clients. The continued occurrence of high-profile data breaches provides evidence of an external environment increasingly hostile to information security. Despite our efforts to improve security controls, it is possible our security controls over personal data, our training of employees on data security, and other practices we follow may not prevent the improper disclosure of sensitive client data that we store and manage. The evolving threat landscape, including new technologies that leverage artificial intelligence, may increase the external threats to the data we store and process. Disclosure of personally identifiable information and/or other sensitive client data has resulted in the past, and may result in the future, in obligations to send “data breach” notifications under applicable state laws, or to assist our clients in doing so, which could result in liability and harm our reputation.

We depend on third parties with whom we engage or collaborate for certain projects, deliverables, and/or financial transaction processes. If these parties fail to satisfy their obligations to us or we are unable to maintain these relationships, our operating results and business prospects could be adversely affected.
To satisfy our obligations under client contracts, we often engage third parties to provide certain deliverables or fulfill certain software or services requirements. We may also use third parties to ensure that our services and solutions integrate with the software, systems, or infrastructure requirements of other vendors and service providers used by us internally or by our clients. Our ability to operate our internal systems and/or to serve our clients and deliver our solutions in a timely manner depends on our ability to retain and maintain relationships, including contractual arrangements, with third-party vendors and service providers and the ability of these third parties to meet their obligations in a timely manner, as well as on our effective oversight of their performance. If any third party fails to perform on a timely basis the agreed-upon services, our ability to fulfill our obligations may be jeopardized. Third-party performance deficiencies could result in breaches of our obligations under, or terminations for defaults of, one or more of our client contracts. A breach or termination for default could expose us to liability for damages and have an adverse effect on our business prospects, results of operations, cash flows and financial condition and our ability to compete for future contracts and orders. A global economic slowdown, a pandemic, or similar circumstances could also adversely affect the businesses of our third-party providers, hindering their ability to provide the services on which we rely. Our agreements with third parties typically are non-exclusive and do not prohibit them from working with our competitors or from engaging with our clients directly. If we are unsuccessful in establishing or maintaining our relationships with these third parties, our ability to compete in the marketplace or to grow our revenues could be impaired, and our business, operating results or financial condition could be adversely affected.
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
We rely on third-party providers—including Amazon Web Services (AWS)—for hosting services and other technology-related services needed to deliver certain of our cloud solutions and other functionality. Any disruption in the services provided by such third-party providers could adversely affect our business and subject us to liability.
A material portion of our business is provided through software hosting services, which are generally hosted from and use computing infrastructure provided by third parties, including AWS. These hosting services depend on the uninterrupted operation of data centers and the ability to protect computer equipment and information stored in these data centers against damage that may be caused by natural disaster, fire, power loss, telecommunications or Internet failure, acts of terrorism, unauthorized intrusion, computer viruses, and other similar damaging events. Some of our hosting operations have in the past, and may in the future, become unavailable or inoperable for an extended period, harming our ability to fulfill our contractual commitments. Although we take what we believe to be reasonable precautions against such occurrences, we can give no assurance that damaging events such as these will not result in a prolonged interruption of our services, which could result in client dissatisfaction, loss of revenues, and damage to our business.
Third-party hosting service providers and other third-party vendors have no obligation to renew their agreements with us on commercially reasonable terms or at all. If we are unable to renew these agreements on commercially reasonable terms, we may be required to transition to a new provider and we may incur significant costs and possible service interruption or functional degradation in connection with doing so. In addition, such service providers could decide to close their facilities or change or suspend their service offerings without adequate notice to us. Moreover, any financial difficulties, such as bankruptcy, faced by such service providers may have negative effects on our business, the nature and extent of which are difficult to predict. Because we cannot easily switch third-party hosting service providers, and in certain instances other third-party vendor arrangements, any disruption with respect to our current providers would impact our operations and our business could be adversely impacted. Problems faced by our third-party providers could adversely affect the experience of our clients. For example, AWS has experienced significant service outages in the past and may do so again in the future. As we continue to migrate legacy solutions deployed on premises to the cloud, and to optimize our solutions for the cloud, we may be exposed to additional cybersecurity and artificial intelligence threats.

Material portions of our business require the Internet infrastructure to be reliable.
Significant part of our future success continues to depend on the use of the Internet as a means to access public information and perform transactions electronically, including, for example, electronic filing of court documents and electronic payment processing. This in part requires ongoing maintenance of the Internet infrastructure, especially to prevent interruptions in service, as well as additional development of that infrastructure. This requires a reliable network backbone with the necessary speed, data capacity, security, and timely development of complementary products for providing reliable Internet access and services. If this infrastructure fails to be sufficiently developed or be adequately maintained, our business would be harmed because users may not be able to access our solutions. To date, any such outages have been temporary, and any business interruptions were contained and immaterial.
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
Our software products are complex and have in the past, and may in the future, contain errors or defects, especially when first introduced or when new versions or enhancements are released. Any such defects could result in a loss of revenues or delay market acceptance. Our agreements typically contain provisions designed to limit our exposure to potential liability. However, it is possible we may not always successfully negotiate such provisions in our client contracts or the limitation of liability provisions may not be effective due to existing or future federal, state, or local laws, ordinances, or judicial decisions. Although we maintain errors and omissions and general liability insurance, and we try to structure contracts to limit liability, we cannot guarantee that a successful claim could not be made or would not have a material adverse effect on our future operating results.

We must timely adapt to and implement technological changes to be remain competitive.
The market for our products is characterized by rapid technological change, evolving industry standards, ever-changing client requirements, and frequent new product introductions and enhancements. New products, technologies and industry standards can render our existing products obsolete and unmarketable. As a result, our future success will depend, in part, upon our ability to enhance existing products and develop and introduce new products that keep pace with technological developments, satisfy increasingly sophisticated client requirements, and achieve market acceptance. We cannot make assurances that we will successfully identify new product opportunities and develop and bring new products to market in a timely and cost-effective manner. The products, capabilities, or technologies developed by others could also render our products or technologies outdated or noncompetitive. Our business may be adversely affected if we are unable to develop or acquire new software products or develop enhancements to existing products on a timely and cost-effective basis, or if such new products or enhancements are not adopted and purchased by the market.
As we assess the challenges and opportunities of incorporating AI technologies into our products and services, we may fail to enhance our offerings in alignment with market demands, timing or industry expectations at a pace that matches our competitors. Delays in our adoption or innovation could render our offerings less competitive or obsolete. AI technology is rapidly evolving. While we are prioritizing a measured approach based on known best practices, the investments required, the need for specialized skills and expertise, and the shifting legal and regulatory landscape may expose us to operational, financial, and reputational risks. Additionally, AI-generated outputs may be misleading, insecure, inaccurate, harmful, or otherwise flawed, potentially resulting in adverse consequences to our business.
We may be unable to protect our proprietary rights.
Many of our product and service offerings incorporate proprietary information, trade secrets, know-how, and other intellectual property rights. We rely on a combination of contract rights, copyrights, and trade secret laws to establish and protect our proprietary rights in our technology. We cannot be certain that we have taken all appropriate steps to deter misappropriation of our intellectual property, including to the extent our data is consumed by generative artificial intelligence technology. There has also been a recent change in the legal standards and regulations that courts and the U.S. patent office may apply in favorably evaluating software patent rights (see the United States Patent and Trademark Office Memorandum dated December 5, 2025 to the Patent Examining Corp from Charles Kim, Deputy Commissioner for Patents regarding the advance notice of change to the Manual of Patent Examining Procedure in light of Ex Parte Desjardins, Appeal No. 2024-000567 (PTAB September 26, 2025, Appeals Review Panel Decision)). We are not currently involved in any material intellectual property litigation; however, we may be a party to such litigation in the future to protect our proprietary information, trade secrets, know-how, and other intellectual property rights. We cannot provide assurance that third parties will not assert infringement or misappropriation claims against us with respect to current or future products. Any claims or litigation, with or without merit, could be time-consuming, costly, and divert the time and attention of management. Any such claims and litigation could also cause product shipment delays or require us to enter into royalty or licensing arrangements. Such royalty or licensing arrangements, if required, may not be available on terms acceptable to us, if at all. Therefore, litigation to defend and enforce our intellectual property rights could have a material adverse effect on our business, regardless of the final outcome of such litigation.
Clients may elect to terminate our recurring contracts and manage operations internally.
We provide annually recurring maintenance contracts for clients who are deployed on-premises and recurring software as a service contracts for clients who are deployed in the cloud. It is possible that our clients may elect to not renew recurring contracts for our software, trying instead to maintain and operate the software themselves using their perpetual license rights (excluding software applications that we provide on a hosted or software as a service basis) or migrating to a different cloud solution. Alternatively, clients may elect to drop maintenance on certain modules that they ultimately decide not to use. This could adversely affect our revenues and profits. Additionally, clients may inadvertently allow our intellectual property or other information to fall into the hands of third parties, including our competitors, which could adversely affect our business.

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
•Payment terms that are subject to achieving implementation milestones, which have in the past and may in the future create differences in opinion with clients as to whether milestones have been achieved
•Political resistance to the concept of contracting with third parties to provide IT solutions, or resistance to adopting cloud solutions
•Legislative changes affecting a local government’s authority to contract with third parties
•Varying bid procedures and internal processes for bid acceptance
•Various other political factors, including changes in governmental administrations and personnel or budget initiatives
Each of these risks is outside our control. If we fail to adequately adapt to these risks and uncertainties, our financial performance could be adversely affected.
Global health crises, such as a pandemic, may adversely affect our business and results of operations.
A public health crisis, such as a pandemic, may negatively impact our business and financial results. Certain infection rates or virus strains may result in government authorities imposing measures to contain the virus, including travel bans and restrictions, quarantines, and business limitations and shutdowns. While we are unable to accurately predict the full impact that a health crisis or pandemic would have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures and associated compliance, a pandemic may negatively impact our revenues and other financial results. Because an increasing portion of our revenues are recurring, the effect of a public health-related shutdown on our results of operations may also not be fully reflected for some time.
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
Our market is highly fragmented with a large number of competitors that vary in size, product platform, and product scope. Our competitors include consulting firms, publicly held companies that focus on selected segments of the public sector market, and a significant number of smaller, privately held companies. Certain competitors have greater technical, marketing, and financial resources than we do. We cannot assure investors that such competitors will not develop products or offer services that are superior to our products or services or that achieve greater market acceptance.
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
Increased competition could also result in pricing pressure, fewer client orders, reduced gross margins, and loss of market share. Current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of our prospective clients. It is possible that new competitors or alliances may emerge and rapidly gain significant market share. We cannot assure investors that we will be able to compete successfully against current and future competitors, and the failure to do so could have a material adverse effect upon our business.
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
Risks Related to Our Indebtedness
Servicing our indebtedness requires a significant amount of cash. If a fundamental change occurs, we may not have sufficient cash flow from our business to pay our indebtedness, and we may not otherwise have the ability to raise the funds necessary to settle for cash conversions of the Convertible Senior Notes or to repurchase the Convertible Senior Notes, or to repay our indebtedness obligations under our 2024 Credit Agreement, each of which could adversely affect our business and results of operations.
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
As of December 31, 2025, we had outstanding an aggregate principal amount of $600 million of our Convertible Senior Notes and none under our 2024 Credit Agreement. Our indebtedness may increase our vulnerability to any generally adverse economic and industry conditions, and we and our subsidiaries may, subject to the limitations in the terms of our existing and future indebtedness, incur additional debt, secure existing or future debt or recapitalize our debt. If we incur additional indebtedness, the risks related to our business would increase and our ability to service or repay our indebtedness may be adversely impacted.

Holders may convert their Convertible Senior Notes at their option prior to the scheduled maturity date of the Convertible Senior Notes, March 15, 2026. Upon conversion of the Convertible Senior Notes, we elect to deliver shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share). In addition, holders of our Convertible Senior Notes will have the right to require us to repurchase their Convertible Senior Notes upon the occurrence of a fundamental change (as defined in the Indenture, dated as of March 9, 2021, between the Company and U.S. Bank National Association, as trustee (the “Trustee”) (the “Indenture”)), at a repurchase price equal to 100% of the principal amount of the Convertible Senior Notes to be repurchased, plus accrued and unpaid interest, if any. Although it is our intention, and we currently expect to have the ability, to settle the Convertible Senior Notes in cash, there is a risk that we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Convertible Senior Notes surrendered or Convertible Senior Notes being converted. In addition, our ability to make payments may be limited by law, by regulatory authority, or by agreements governing our future indebtedness. Our failure to repurchase Convertible Senior Notes at a time when the repurchase is required by the Indenture or to pay any cash payable on future conversions of the Convertible Senior Notes as required by the Indenture would constitute a default under the Indenture. A default under the Indenture or the fundamental change itself could also lead to a default under agreements governing our other existing or future indebtedness. If the repayment of other indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the other indebtedness and repurchase the Convertible Senior Notes or make cash payments upon conversions thereof. We have elected net-share settlement related to the premium of the maturing Convertible Senior Note, we may settle our conversion obligation by delivering a potential number of shares of our common stock, which could cause dilution to our existing shareholders.
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
Our liquidity and ongoing access to capital could be materially and negatively affected by volatility in the financial and securities markets, including increased inflation and interest rates. Our continued access to sources of liquidity depends on multiple factors, including global macroeconomic conditions, the condition of global financial markets, the availability of sufficient amounts of financing, the Federal Reserve’s monetary policy and our operating performance. There have been periods of increased volatility in the financial and securities markets, as well as increased inflation and interest rates, which generally have made access to capital less certain and have increased the cost of obtaining new capital, and future volatility may create similar risks. We may need to obtain equity, equity-linked, or debt financing in the future to fund our operations, including our acquisition strategy, and there is no guarantee that such debt financing will be available in the future, or that it will be available on commercially reasonable terms, in which case we may need to seek other sources of funding.
Risks Associated with Our Periodic Results and Stock Price
Fluctuations in quarterly revenues could adversely impact our operating results and stock price.
Our revenues and operating results can be difficult to predict and may fluctuate substantially from quarter to quarter for a variety of reasons, including:
•Clients may unexpectedly postpone or cancel procurement processes due to changes in strategic priorities, project objectives, budget, or personnel
•Client purchasing processes vary significantly and a client’s internal approval, expenditure authorization, and contract negotiation processes can be difficult and time consuming to complete, even after selection of a vendor
•The number, timing, and significance of software product enhancements and new software product announcements by us and our competitors may affect purchase decisions
•The size of license transactions can vary significantly
In each fiscal quarter, our expense levels, operating costs, and staffing levels are based to some extent on projections of future revenues and are relatively fixed. If our actual revenues fall below expectations, we could experience a reduction in earnings. Also, if actual revenues or earnings for any given quarter fall below expectations, it may lead to a decline in our stock price.
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
The market price of our common stock may be volatile. Examples of factors that may significantly impact our stock price include:
•Actual or anticipated fluctuations in our operating results
•Announcements of technological innovations, new products, or new contracts by us or our competitors, including uncertainties surrounding new and evolving artificial intelligence tools that could be perceived automate functions that may reduce the demand for certain products and services
•Developments with respect to patents, copyrights, or other proprietary rights
•Conditions and trends in the software and other technology industries
•Changes in financial estimates by securities analysts
•Changes in interest rates and Federal Reserve monetary policy
•General political, economic and market conditions and other factors
In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices of technology company stocks, which have in the past and may in the future adversely affect the market price of our stock. Sometimes, securities class action litigation is filed following periods of volatility in the market price of a particular company’s securities. We cannot assure investors that similar litigation will not occur in the future with respect to us. Such litigation could result in substantial costs and a diversion of management’s attention and resources, which could have a material adverse effect upon our financial performance.
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
A material portion of our historical growth has resulted from strategic acquisitions, and we expect to continue to identify and pursue strategic acquisitions with suitable candidates. These transactions involve significant challenges and risks, including risks that a transaction does not advance our business strategy; that we do not achieve the expected return on our investment; that we have difficulty integrating business systems and technology; that we have difficulty retaining or integrating new employees; that the transactions distract management from our other businesses; that we acquire unforeseen liabilities; and other unanticipated events. Our future success will depend, in part, on our ability to successfully integrate future acquisitions into our operations. It may take longer than expected to realize the full benefits of these transactions, such as increased revenue, enhanced efficiencies, or increased market share, or the benefits may be ultimately less than we expected. Although we conduct due diligence reviews of potential acquisition candidates, we may not identify all material liabilities or risks related to acquisition candidates. There can be no assurance that any such strategic acquisitions will be accomplished on favorable terms or will result in profitable operations.
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

Increases in labor costs, including wages, and an overall tightening of the U.S labor market, generally, or as the result of changing U.S. policy could adversely affect our business, results of operations or financial condition.
The labor costs associated with our business are subject to several external factors, including unemployment levels and the quality and the size of the labor market, prevailing wage rates, minimum wage laws, wages and other forms of remuneration and benefits offered to prospective employees by competitor employers, health insurance costs and other insurance costs, and changes in employment and labor legislation or other workplace regulation, such as changing immigration policies affecting the labor market. If we are unable to mitigate wage rate increases driven by increases to the competitive labor market through automation and other labor savings initiatives, our labor costs may increase. Furthermore, high inflation rates could also push up our labor costs. There is no assurance that our revenues will increase at the same rate as these labor cost increases to maintain the same level of profitability.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.
Not applicable.
ITEM 1C.    CYBERSECURITY.
Tyler is committed to remaining vigilant in an ever-changing security environment. Our public sector clients are attractive, data-rich targets for threat actors. We partner closely with our clients to assist them in following evolving best practices and constantly evaluate our own policies and procedures to help ensure that we are implementing safeguards that protect their data and ours.
The same cybersecurity threats that predominate across most industries challenge Tyler as well as our clients. These threats range from crude phishing attempts to distributed denial-of-service disruptions to sophisticated malware and ransomware, among others. The evolving use of artificial intelligence increases the risk of cyberattacks and data breaches, which themselves can evolve more rapidly when artificial intelligence is used to facilitate the attack. We are acutely aware that these same threats exist for our acquisition targets, our suppliers, and our third-party business partners, and that a cybersecurity incident or vulnerability experienced by any of these entities could also materially and/or adversely impact our business operations and/or performance, both operational and financial, and could harm our reputation and/or competitive position. In addition, vulnerabilities in our clients’ on-premises infrastructure have in the past and may in the future be exploited by bad actors, with the resulting impacts being linked to or attributed to, correctly or incorrectly, our software or services, which could also cause harm to our business, reputation, and future financial results, even if our software or services were not the cause of the exploitation. Given the criticality of a strong cybersecurity posture, we continuously and conscientiously invest in our security infrastructure, tooling, and related resources.
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
The CISO reports directly to Tyler’s Chief Operating Officer (“COO”), who in turn reports to the President & Chief Executive Officer. Tyler believes this organizational structure provides a holistic and collaborative approach to cybersecurity risk management, as the COO also oversees Tyler’s information technology, technology, and cloud operations teams, with whom the CISO works regularly and closely. The CISO also has a dotted line to the Chair of the Audit Committee.
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
External resources: Tyler leverages third-party assessments, intelligence services, audits, and reporting obligations to provide additional layers of accountability, monitoring and testing. This includes a bug reporting program that we publish that invites any third party to report a security vulnerability they have identified. We also use a Qualified Security Assessor to perform an annual Payment Card Industry Data Security Standards assessment that tests our credit card data controls, and we undergo an annual System & Organizational Control audit to generate a report of our key compliance controls and objectives, among other things. Given our technology in the courts and public safety markets, we also manage compliance with the Criminal Justice Information Systems (“CJIS”) security standards that are established by the Federal Bureau of Investigation (“FBI”), and we partner with our clients and third-party CJIS compliance consultants to help ensure that we adhere to the requirements applicable to us.
Technology: Tyler also utilizes technology to help harden our environment from internal and external threats. We leverage a third-party endpoint detection & response solution and threat intelligence software, as well as web-filtering tools, a multi-factor authentication tool, and related tools that support our “defense-in-depth” strategy. These tools are operated by subject-matter experts that report to the CISO, and Tyler employees are educated on the tooling to the extent applicable.
Third Parties: Our management of third-party security risks is an area of heightened focus for us. Over the past several years, we have worked to formalize our security due diligence process for each acquisition target, such that security is a formally embedded component of our due diligence and typically involves our independent testing of the target’s technology prior to closing the acquisition. Where a vulnerability or risk is identified, we generally require remediation by the target or attempt to ensure a remediation path post-closing, with contractual protections and liability parameters set forth in the purchase agreement.
We strive to continuously enhance our vendor risk analysis, with a goal of universalizing the use of form cybersecurity questionnaires and/or security addenda where applicable. We consider the results of a security and privacy review of material vendor contracts, as well as our material contracts with business partners. Our goal is to proactively identify and manage potential security risks and vulnerabilities, and to clearly articulate the responsibility – whether shared, divided, flow-down, or otherwise – of Tyler, our acquisition targets, our vendors, and/or our business partners. We expect third parties – including our clients – to report cybersecurity incidents to us so that we can assess the impact of any incident on us.
Cybersecurity Governance
Tyler has a formal multi-layered security governance structure, with the goal of ensuring that responsibilities are clear, information is effectively communicated, priorities are coordinated, and proper oversight is provided. Each “layer” of the governance structure has unique meeting, reporting, and action cadences to help ensure consistent communication between our security working groups, our leadership team, and our Board of Directors.
On at least a quarterly basis, the CISO provides a formal report to the Audit Committee and to the Board of Directors. Our Audit Committee Chair and CISO also communicate on an as-needed basis between those quarterly reports. In 2022, Tyler’s Lead Independent Director completed the requirements to receive the CERT Certificate in Cybersecurity Oversight from the Software Engineering Institute at Carnegie Mellon University. Another Tyler director possesses more than 38 years of Department of Defense experience in cyberspace operations and major computer network architectures.
Tyler’s governance practices are supported by several segments of Tyler’s senior leadership, management, and teams, including security working groups and a security governance committee. The security governance committee, which meets on at least a quarterly basis to review the threat landscape and security initiatives at Tyler, is led by the CISO and includes senior leadership from Tyler’s legal and operational teams, as well as the presidents of each of Tyler’s three operating groups and Tyler’s President & CEO.
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
Each application team at Tyler has a security champion who proactively operationalizes security best practices on his or her team. The security champion helps to ensure that security measures are built into our programs from development to deployment. We have over 100 security champions who can collaboratively advocate security tools throughout the lifecycle of our applications.
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
ITEM 2.    PROPERTIES.
We occupy a total of approximately 1.4 million square feet of office space, of which approximately 777,000 square feet is in various office facilities we own. We own or lease offices for our major operations in the states of Arkansas, Arizona, California, Colorado, Connecticut, Georgia, Illinois, Indiana, Kansas, Massachusetts, Maine, Michigan, Missouri, Montana, New York, Ohio, Tennessee, Texas, Virginia, Washington, Washington D.C., Wisconsin, Ontario and British Columbia, Canada, the Philippines and India.

ITEM 3.    LEGAL PROCEEDINGS.
During the first quarter of 2022, we received a notice of termination for convenience under a contractual arrangement with a state government client. Upon receipt of the termination notice, we ceased performing services under the contractual arrangement and sought payment of contractually owed fees in connection with the termination for convenience.
The client was unresponsive to our outreach for several months, and on August 23, 2022, we filed a lawsuit to enforce our rights and remedies under the applicable contractual arrangement. The client subsequently asked us to negotiate directly with the client to attempt to resolve the dispute. The negotiations were not successful, and on March 20, 2024, we reinitiated our lawsuit. A December 2025 mediation did not result in a resolution of the dispute. Although we believe our products and services were delivered in accordance with the terms of our contract and that we are entitled to payment in connection with the termination for convenience, at this time the matter remains unresolved. We can provide no assurances that we will not incur additional costs as we pursue our rights and remedies under the contract.
ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock is traded on the New York Stock Exchange under the symbol “TYL”. At December 31, 2025, we had approximately 869 stockholders of record. Most of our stockholders hold their shares in street name; therefore, there are substantially more than 869 beneficial owners of our common stock.
We did not pay any cash dividends in 2025 or 2024. Our bank credit agreement contains restrictions on the payment of cash dividends. We intend to retain earnings for use in the operation and expansion of our business and do not anticipate paying a cash dividend in the foreseeable future.
The following table summarizes certain information related to our stock incentive plan, restricted stock units and our employee stock purchase plan. There are no warrants or rights related to our equity compensation plans as of December 31, 2025.

	Number of securities to be issued upon exercise of outstanding options, warrants, purchase rights and vesting of restricted stock units as of December 31, 2025	Weighted average exercise price of outstanding options and unvested restricted stock units	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in initial column as of December 31, 2025)
Plan Category
Equity compensation plans approved by security shareholders:
2018 Incentive Stock Plan	1,108,268	$381.78	3,852,369
Employee Stock Purchase Plan	9,850	385.86	443,397
	1,118,118	$381.82	4,295,766
As of December 31, 2025, we had authorization to repurchase up to approximately 1.8 million additional shares of Tyler common stock. During 2025, we repurchased approximately 303,067 shares of our common stock for an aggregate purchase price of $174.7 million and approximately 84,113 shares to satisfy the minimum tax obligations of employees due upon vesting of restricted stock awards.
A summary of the repurchase activity during 2025, is as follows:

Period	Total number of shares repurchased[1]	Additional number of shares authorized that may be repurchased	Average price paid per share	Maximum number of shares that may be repurchased under current authorization
Three months ended March 31	24,607	—	$606.27	2,137,253
Three months ended June 30	34,248	—	572.66	2,103,005
Three months ended September 30	300,025	—	576.82	1,802,980
October 1 through October 31	—	—	—	1,802,980
November 1 through November 30	—	—	—	1,802,980
December 1 through December 31	28,300	—	469.57	1,774,680
	387,180	—	570.48
The repurchase program, which was approved by our Board of Directors, was announced in October 2002, and was amended at various times from 2003 through 2026. On February 3, 2026, our Board of Directors authorized the repurchase of $1.0 billion of our common stock,which replaced and superseded all previous authorizations. Our share repurchase program allows us to repurchase shares at our discretion. There is no expiration date specified for the authorization. As of February 18, 2026, we have remaining authorization from our Board of Directors to repurchase up to $885.0 million of our common stock under the new repurchase plan.
1 Includes 84,113 shares withheld by us to satisfy the minimum tax obligations of employees due upon vesting of restricted stock awards and units. The level of this acquisition activity varies from period to period based upon the timing of award grants and vesting.

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
The following table compares total shareholder returns for Tyler over the last five years to the Standard and Poor’s 500 Stock Index and the Standard and Poor’s 600 Information Technology Index assuming a $100 investment made on December 31, 2020. Each of the three measures of cumulative total return assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future price performance.

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN
$375
$300
$225
$150
$75
$0
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Tyler Technologies, Inc.
S&P 500 Stock Index
S&P 600 Information Technology Index

Company / Index	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
Tyler Technologies, Inc.	100	123.24	73.86	95.78	132.10	103.99
S&P 500 Stock Index	100	128.71	105.40	133.10	166.40	196.16
S&P 600 Information Technology Index	100	126.85	98.48	119.11	118.14	140.68
ITEM 6. [RESERVED]
This section has been eliminated as a result of adopting the November 19, 2020, amendment to Item 301 of Regulation S-K.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K. For a comparison of our Results of Operations for the years ended December 31, 2024, and 2023, and our Cash Flow discussion for the year ended December 2024, see “Part II, Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 19, 2025.
CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS
This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are not historical in nature and typically address future or anticipated events, trends, expectations or beliefs with respect to our financial condition, results of operations or business. Forward-looking statements often contain words such as “believes,” “expects,” “anticipates,” “foresees,” “forecasts,” “estimates,” “plans,” “intends,” “continues,” “may,” “will,” “should,” “projects,” “might,” “could” or other similar words or phrases. Similarly, statements that describe our business strategy, outlook, objectives, plans, intentions or goals also are forward-looking statements. We believe there is a reasonable basis for our forward-looking statements, but they are inherently subject to risks and uncertainties and actual results could differ materially from the expectations and beliefs reflected in the forward-looking statements. We presently consider the following to be among the important factors that could cause actual results to differ materially from our expectations and beliefs: (1) changes in the budgets or regulatory environments of our clients, including local, state and federal government agencies, that could negatively impact information technology spending; (2) disruption to our business and harm to our competitive position resulting from cyber-attacks, evolving use of artificial intelligence (“AI”), security vulnerabilities and software updates, or changes in our ability to access third-party software and services; (3) our ability to protect client information from security breaches or misuse through AI and to provide uninterrupted operations of data centers; (4) our ability to achieve growth or operational synergies through the integration of acquired businesses, while avoiding unanticipated costs and disruptions to existing operations; (5) material portions of our business require the Internet infrastructure to be adequately maintained; (6) our ability to actively monitor developments in AI regulation and ethical standards as we expect that future changes in the regulatory landscape may affect our product development timelines, compliance costs, and market opportunities related to AI; (7) our ability to achieve our financial forecasts due to various factors, including project delays by our clients, reductions in transaction size, fewer transactions, delays in delivery of new products or releases or a decline in our renewal rates for service agreements; (8) general economic, political and market conditions, including inflation and changes in interest rates; (9) technological and market risks associated with the development of new technologies, products or services or of new versions of existing or acquired products or services; (10) competition in the industry in which we conduct business and the impact of competition on pricing, client retention and pressure for new products or services; (11) the ability to attract and retain qualified personnel and dealing with rising labor costs, the loss or retirement of key members of management or other key personnel; and (12) costs of compliance and any failure to comply with government and stock exchange regulations. These factors and other risks that affect our business are described in Item 1A, “Risk Factors”. We expressly disclaim any obligation to publicly update or revise our forward-looking statements.
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

The Chief Operating Decision Maker (“CODM”) uses segment operating income or loss to assess performance and to allocate resources (including employees, property, and financial or capital resources) for each segment, predominantly in the annual budget and forecasting process. During the fiscal periods presented, we had no significant transactions between reportable segments. Corporate unallocated amounts are comprised of non-cash amortization of intangible assets associated with acquisitions, depreciation associated with unallocated property and equipment assets, compensation costs for the executive management team and certain shared services staff, and share-based compensation expense for the entire company. Corporate unallocated amounts also include incidental revenues and expenses related to a company-wide user conference and rental income. The accounting policies of the reportable segments are the same as those described in Note 1, “Summary of Significant Accounting Policies
See Note 2, “Segment and Related Information,” in the notes to the financial statements for additional information.
Recent Acquisitions
2025
On December 2, 2025, we acquired Edu.Link, Inc. (“Edulink”). Edulink is a SaaS company focused on educator evaluation, performance management, professional development, and compliance tracking geared specifically to the unique needs of K-12 schools. The total cash purchase price, net of cash acquired of $716,000, was approximately $37.3 million, subject to certain post-closing adjustments, including holdbacks of $2.5 million.
On November 19, 2025, we acquired CloudGavel, LLC (“CG”). CG is a SaaS company specializing in cloud electronic warrant solutions that allows for real time interaction for judges and law enforcement personnel. The total cash purchase price, net of cash acquired of $147,000, was approximately $16.6 million, subject to certain post-closing adjustments, including holdbacks of $2.9 million.
On July 28, 2025, we acquired Emergency Networking, Inc. (“EN”). EN is a SaaS company specializing in cloud-native software for fire departments and emergency medical services agencies. The total cash purchase price, net of cash acquired of $497,000, was approximately $19.4 million, subject to certain post-closing adjustments, including holdbacks of $2.5 million.
On January 31, 2025, we acquired MyGov, LLC (“MyGov”), a provider of SaaS platform solutions for community development. The total cash purchase price, net of cash acquired of $215,000, was approximately $18.2 million.
The actual operating results of Edulink,CG, EN, and MyGov, from their respective dates of acquisition, are included in the operating results of the ES segment.
2024
We did not complete any acquisitions during the twelve months ended December 31, 2024.
2025 Operating Results
For the twelve months ended December 31, 2025, total revenues increased 9.1% compared to the prior period, primarily due to an increase in subscription revenue.
Subscriptions revenue grew 18.1% for the twelve months ended December 31, 2025, primarily due to an ongoing shift toward SaaS arrangements for both new and existing clients, along with growth in certain transaction-based revenues. We monitor and analyze several key performance indicators in order to manage our business and evaluate our financial and operating performance. These indicators include the following:
Revenues – We derive our revenues from four primary sources: subscription-based arrangements from SaaS and transaction-based fees; maintenance; professional services; and software licenses and royalties. Subscriptions and maintenance are considered recurring revenue sources and comprised approximately 87% of our revenues in 2025. The number of new SaaS clients and the number of existing clients who convert from our traditional software arrangements to our SaaS model are a significant driver of our revenue growth, together with transaction-based revenues and maintenance rate increases. In addition, we also monitor our client base and attrition, which historically is very low. During 2025, based on our number of clients, attrition was approximately 2%.
Annualized Recurring Revenues (“ARR”) - Subscriptions and maintenance are considered recurring revenue sources. ARR is calculated by annualizing the current quarter’s recurring revenues from maintenance and subscriptions as reported in our statement of income. Management believes ARR is an indicator of the annual run rate of our recurring revenues, as well as a measure of the effectiveness of the strategies we deploy to drive revenue growth over time. ARR is a metric widely used by companies in the technology sector and by investors, which we believe offers insight into the stability of our maintenance and subscription revenues to be recognized within the year.

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
ARR was $2.06 billion and $1.86 billion for the periods ending December 31, 2025, and 2024, respectively. ARR increased approximately 11% compared to the prior period primarily due to an increase in subscriptions revenue resulting from an ongoing shift toward SaaS arrangements for both new and existing clients and expansion in transaction-based fee arrangements.
Cost of Revenues and Gross Margins – Our primary cost components are hosting costs, merchant fees, and personnel expenses in connection with providing software implementation, subscription-based services and maintenance and support to our clients. We can improve gross margins by controlling headcount and related costs and by expanding our revenue base, especially from those products and services that produce incremental revenue with relatively low incremental cost, such as subscription-based services, maintenance and support and software licenses and royalties. Continued migration of clients to our SaaS products and consolidation of versions of on-premises software products with support obligations could decrease support costs with resources redeployed toward development. As of December 31, 2025, our total employee count included in cost of revenues declined to 5,073 from 5,250 at December 31, 2024.
Sales and Marketing (“S&M”) Expense – The primary components of S&M expense include sales personnel salaries and share-based compensation expense, sales commissions, travel-related expenses, advertising and marketing materials, and allocated depreciation, facilities, and IT support. Sales commissions typically fluctuate with revenues and share-based compensation expense generally increases based on increased levels of awards issued during the period and as the market price of our stock increases. Other S&M expenses tend to grow at a slower rate than revenues.
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
Research and development (“R&D”) Expense – These costs include compensation costs and share-based compensation expense for engineering and product management personnel, third-party contractor expenses, software development tools and other expenses related to researching and developing new solutions or upgrading and enhancing existing solutions that do not qualify for capitalization, and allocated depreciation, facilities and IT support costs. Share-based compensation expense generally increases based on increased level of awards issued during the period and as the market price of our stock increases. As of December 31, 2025, our total employee count included in R&D expense increased to 1,368 from 870 at December 31, 2024.
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
Outlook
ARR was $2.06 billion and $1.86 billion for the periods ending December 31, 2025, and 2024, respectively, an increase of approximately 11% compared to the prior period. The public sector software market continues to experience heightened activity. We expect to continue to achieve solid growth in revenues and earnings. With our strong financial position and cash flow, we plan to continue to make significant investments in product development and continue to accelerate our move to the cloud to better position us to continue to expand our addressable market and strengthen our competitive position over the long term.

CRITICAL ACCOUNTING ESTIMATES
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
We believe the following critical accounting policies require significant judgments and estimates used in the preparation of our financial statements. The discussion below supplements Note 1, “Summary of Significant Accounting Policies,” within the notes to the consolidated financial statements.
Revenue Recognition. Our software arrangements with clients contain multiple performance obligations that include software license deliveries, installation, training, consulting, software modification and customization to meet specific client needs; hosting; and post-contract client support (“PCS”). For these contracts, we evaluate whether separate performance obligations can be distinct or should be accounted for as one performance obligation. Arrangements that include professional services, such as training or installation, are evaluated to determine whether those services are highly interdependent or interrelated to the product’s functionality.
Business Combinations. Accounting for the acquisition of a business requires the allocation of the purchase price to the various assets acquired and liabilities assumed at their respective fair values. The determination of fair value requires the use of significant estimates and assumptions, and in making these determinations, we use all available information.
For tangible and identifiable intangible assets acquired in a business combination, management estimates the fair value of assets acquired, along with their useful lives, and liabilities assumed based on factors including quoted market prices, the carrying value of the acquired assets and widely accepted valuation techniques, including discounted cash flows and market multiple analyses. The assumptions made in performing these valuations include, but are not limited to, discount rates, future revenues and operating costs, projections of capital costs, and other assumptions believed to be consistent with those used by principal market participants.
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
Goodwill and Other Intangible Assets. We perform an impairment assessment annually on October 1, or more frequently if indicators of potential impairment exist, which includes evaluating qualitative and quantitative factors to assess the likelihood of an impairment of each reporting unit’s goodwill. Qualitative factors include general economic conditions, market conditions, actual or expected financial performance, a sustained decrease in share price or other changes in the reporting units that are judgmentally weighted. Quantitative factors may include estimates of future revenues, operating costs, and capital costs, growth rates, and discount rates reflecting the judgmental assessment of risk in those assumptions.
All intangible assets (other than goodwill) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, measured by comparison of the carrying amount to estimated undiscounted future cash flows. Such indicators may include, among others: a significant decline in expected future cash flows; a sustained, significant decline in stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; and reductions in growth rates. In addition, products, capabilities, or technologies developed by others may render our software products obsolete or non-competitive.
Any adverse change in these factors or changes in estimates could have a significant impact on the recoverability of goodwill or other intangible assets.

RECENT ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS
In July 2025, the FASB issued ASU 2025-05 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This guidance provides a practical expedient available to all entities to simplify the estimation of the expected credit losses for current accounts receivables and current contract assets arising from revenue contracts under ASC 606. It is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual reporting periods, with early adoption permitted. As of December 31, 2025, we adopted this standard. Due to most of our clients being domestic governmental entities, we rarely incur a credit loss resulting from the inability of a client to make required payment; as such, this standard did not have a material impact on the Company’s financial statements.
In November 2024, the FASB issued ASU 2024-04 - Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. This guidance clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. It is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual reporting periods, with early adoption permitted. As of January 1, 2025, we early adopted this standard, which did not have a material impact on the Company’s financial statements.
In December 2023, the FASB issued ASU 2023-09 - Income Taxes (Topic ASC 740) Income Taxes. The ASU improves the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 with early adoption permitted. As of December 31, 2025, we adopted this standard and it has been applied prospectively. This change did not have a significant impact on the Company’s financial statements and disclosures. The Company’s income tax disclosures have been updated to comply with the new requirements, including enhanced disaggregation in the rate reconciliation and additional information regarding income taxes paid by jurisdiction. See Note 13, “Income Tax,” for further discussion.
RECENTLY PRONOUNCED ACCOUNTING STANDARDS
In September 2025, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2025-06 - Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This update removes the prescriptive software development “project stages” and requires capitalization of software costs once (1) management authorizes and commits funding and (2) completion and use are probable. Entities must evaluate significant development uncertainty related to technological innovations or performance requirements. The amendments also require Subtopic 360-10 disclosures for all capitalized internal-use software costs and clarify that intangible asset disclosures under Subtopic 350-30 are not required. The standard is effective for annual periods beginning after December 15, 2027, and interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of this guidance on the Company’s financial statements.
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

ANALYSIS OF RESULTS OF OPERATIONS AND OTHER
The following discussion compares the historical results of operations on a basis consistent with GAAP for the years ended December 31, 2025 and 2024:

	Percent of Total Revenues Years Ended December 31,
	2025	2024
Revenues:
Subscriptions	68.0%	62.8%
Maintenance	19.1	21.7
Professional services	10.4	12.3
Software licenses and royalties	0.5	1.2
Hardware and other	2.0	2.0
Total revenues	100.0	100.0
Cost of revenues:
Subscriptions, maintenance, and professional services	49.3	52.1
Software licenses, royalties, and amortization of acquired software	1.9	2.0
Amortization of software development	1.0	0.9
Hardware and other	1.3	1.2
Sales and marketing expense	6.4	7.4
General and administrative expense	13.6	14.1
Research and development expense	8.8	5.5
Amortization of other intangibles	2.4	2.8
Operating income	15.3	14.0
Interest expense	(0.2)	(0.3)
Other income, net	1.6	0.7
Income before income taxes	16.7	14.4
Income tax provision	3.2	2.1
Net income	13.5%	12.3%
2025 Compared to 2024
Revenues
Subscriptions
The following table sets forth a comparison of our subscriptions revenue for the listed years ended December 31 ($ in thousands):

			Change
	2025	2024	$	%
ES	$1,009,431	$794,475	$214,956	27%
PT	576,772	548,456	28,316	5%
Total subscriptions revenue	$1,586,203	$1,342,931	$243,272	18%

Subscriptions revenue consists of revenues derived from our SaaS arrangements and transaction-based fees primarily related to digital government services and payment processing.
SaaS fees
The following table sets forth a comparison of our subscriptions revenue derived from SaaS fees for the listed years ended December 31 ($ in thousands):

			Change
	2025	2024	$	%
ES	$691,288	$559,842	$131,446	23%
PT	86,481	84,937	1,544	2%
Total SaaS fees revenue	$777,769	$644,779	$132,990	21%
For the twelve months ended December 31, 2025, SaaS fees increased compared to the prior period. The growth is primarily attributable to new SaaS clients as well as existing on-premises clients who converted to our SaaS model. Since December 31, 2024, we have added 612 new SaaS clients, while 488 existing on-premises clients have converted to our SaaS offerings. Our new software contract mix for the twelve months ended December 31, 2025, was 11% perpetual software license arrangements and approximately 89% subscription-based arrangements, compared to approximately 12% perpetual software license arrangements and approximately 88% subscription-based arrangements for the twelve months ended December 31, 2024.
Transaction-based fees
The following table sets forth a comparison of our subscriptions revenue derived from transaction-based fees for the listed years ended December 31 ($ in thousands):

			Change
	2025	2024	$	%
ES	$318,143	$234,633	$83,510	36%
PT	490,291	463,519	26,772	6%
Total transaction-based fees revenue	$808,434	$698,152	$110,282	16%
For the twelve months ended December 31, 2025, contributing to the growth in transaction-based fees compared to prior period are the new transaction clients, volume increases from online payments and e-filing services, and price increases by certain third-party processing partners from whom we receive a share of revenues.
Maintenance
The following table sets forth a comparison of our maintenance revenue for the listed years ended December 31 ($ in thousands):

			Change
	2025	2024	$	%
ES	$422,886	$438,455	$(15,569)	(4)%
PT	22,728	24,677	(1,949)	(8)
Total maintenance revenue	$445,614	$463,132	$(17,518)	(4)%
We provide maintenance and support services for our software products and certain third-party software. Maintenance revenue decreased 4% compared to the prior period primarily due to the impact of 488 clients converting from on-premises license arrangements to SaaS, partially offset by maintenance price increases.

Professional services
The following table sets forth a comparison of our professional services revenue for the listed years ended December 31 ($ in thousands):

			Change
	2025	2024	$	%
ES	$213,749	$219,933	$(6,184)	(3)%
PT	28,951	44,058	(15,107)	(34)
Total professional services revenue	$242,700	$263,991	$(21,291)	(8)%
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
Professional services revenue decreased 8% compared to the prior period. The decrease is primarily due to loss reserves related to agencies within two state governments. The remainder of the decrease in professional services revenues compared to the prior period is related to an intentional reduction in custom development work as well as efficiencies in the delivery of professional services.
Software licenses and royalties
The following table sets forth a comparison of our software licenses and royalties revenue for the listed years ended December 31 ($ in thousands):

			Change
	2025	2024	$	%
ES	$13,049	$25,292	$(12,243)	(48)%
PT	(233)	1,065	(1,298)	(122)
Total software licenses and royalties revenue	$12,816	$26,357	$(13,541)	(51)%
Software licenses and royalties revenue decreased 51% compared to the prior period primarily due to a loss reserve for remaining exposure related to a contract dispute previously disclosed. The remainder of the decline is due to the ongoing shift in the mix of new software contracts toward more SaaS offerings. Refer to the SaaS revenue section for further details on our revenue mix shift.
We expect that software license revenues will continue to decline as we shift our model away from perpetual software license to SaaS.
Cost of revenues and overall gross margins
The following table sets forth a comparison of the key components of our cost of revenues for the listed years ended December 31 ($ in thousands):

			Change
	2025	2024	$	%
Subscriptions, maintenance, and professional services	$1,148,889	$1,112,778	$36,111	3%
Software licenses and royalties	8,006	6,277	1,729	28
Amortization of software development	22,663	18,806	3,857	21
Amortization of acquired software	37,435	36,964	471	1
Hardware and other	31,647	27,217	4,430	16
Total cost of revenues	$1,248,640	$1,202,042	$46,598	4%

Subscriptions, maintenance, and professional services.
The following table sets forth a comparison of our costs of subscriptions, maintenance, and professional services for the listed years ended December 31 ($ in thousands):

			Change
	2025	2024	$	%
Subscriptions, maintenance, and professional services	$1,148,889	$1,112,778	$36,111	3%
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
In 2025, the cost of subscriptions, maintenance and professional services grew 3% compared to the prior period. The increase is primarily due to a $25.4 million increase in merchant fees and other third-party fees related to higher transaction volumes, a $21.0 million increase in hosting costs, and a $4.8 million increase in stock-based compensation expense. The increase was partially offset by the redeployment of resources to research and development due to continued migration of clients to our SaaS products and the consolidation of versions of on-premises software products with support obligations.
Software licenses and royalties.
The following table sets forth a comparison of our costs of software licenses and royalties for the listed years ended December 31 ($ in thousands):

			Change
	2025	2024	$	%
Software licenses and royalties	$8,006	$6,277	$1,729	28%
Costs of software licenses and royalties primarily consist of direct third-party software costs. We do not have any direct costs associated with royalties. The cost of software licenses and royalties for the twelve months ended December 31, 2025, grew 28%, compared to the prior period due to higher third-party software costs.
Amortization of software development.
The following table sets forth a comparison of our amortization of software development for the listed years ended December 31 ($ in thousands):

			Change
	2025	2024	$	%
Amortization of software development	$22,663	$18,806	$3,857	21%
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
In 2025, amortization of software development costs increased 21% compared to the prior period due to new capitalized software development projects going into service in the past year.

Amortization of acquired software.
The following table sets forth a comparison of our amortization of acquired software for the listed years ended December 31 ($ in thousands):

			Change
	2025	2024	$	%
Amortization of acquired software	$37,435	$36,964	$471	1%
Amortization expense related to acquired software attributed to business combinations is included with cost of revenues. The estimated useful lives of acquired software range from five to 10 years.
In 2025, amortization of acquired software increased 1% compared to the prior period due to amortization of newly acquired software from recent acquisitions completed in fiscal year 2025.
The following table sets forth a comparison of gross profit and overall gross margin for the periods presented as of December 31:

	2025	2024	Change
Total gross profit	$1,083,700	$935,761	$147,939
Overall gross margin	46.5%	43.8%	2.7%
Overall gross margin. Our 2025 blended gross margin increased 2.7% compared to 2024. The increase in overall gross margin compared to the prior period is primarily attributed to a shift in our revenue mix toward higher-margin SaaS revenues. Also contributing to the increase in overall gross margin in 2025 is the redeployment of resources to research and development due to continued migration of clients to our SaaS products and consolidation of versions of on-premises software products with support obligations. The increase is partially offset by declines in software licenses, maintenance and professional services revenues and increases in merchant fees, hosting costs, and software development amortization expense.
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

			Change
	2025	2024	$	%
Sales and marketing expense	$148,570	$157,731	$(9,161)	(6)%
S&M expense as a percentage of revenues was 6.4% in 2025 compared to 7.4% in 2024. S&M expense decreased 6% compared to the prior period. The decrease in S&M expense is primarily attributed to an increase in compensation capitalized as contract acquisition costs compared to the prior period.
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

			Change
	2025	2024	$	%
General and administrative expense	$316,447	$300,938	$15,509	5%
G&A expense as a percentage of revenue was 13.6% in 2025 compared to 14.1% in 2024. G&A expense increased 5% compared to the prior period. The increase in G&A expense is primarily attributed to a $8.7 million increase in personnel expenses, a $4.9 million increase in professional fees expense, and a $4.4 million increase in share-based compensation expense due to the higher stock price for share-based awards issued in the current period. These increases are partially offset by a decline in bonus expense due to greater outperformance related to targets in 2024, compared to 2025.

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

			Change
	2025	2024	$	%
Research and development expense	$204,588	$117,939	$86,649	73%
Research and development expense as a percentage of revenue was 8.8% in 2025 compared to 5.5% in 2024. Research and development expense increased 73% in 2025 compared to the prior period, with the majority of the increase due the redeployment of resources to research and development resulting from the continued migration of clients to our SaaS products and version consolidation of on-premises software products with support obligations, together with increased investments in a number of new Tyler product development initiatives across our product suites including investments in artificial intelligence. The remainder of the increase is attributed to a $16.7 million increase in share-based compensation expense in 2025 compared to the prior period.
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

			Change
	2025	2024	$	%
Amortization of other intangibles	$56,419	$59,627	$(3,208)	(5)%
In 2025, amortization of other intangibles decreased 5% compared to the prior period due to the impact of certain trade name intangible assets becoming fully amortized as a result of accelerated amortization expense in 2024, partially offset by the impact of amortization of new other intangibles from acquisitions completed in 2025.
Estimated annual amortization expense relating to client related, trade name, and leases acquired intangibles, excluding acquired software for which the amortization expense is recorded as cost of revenues, for the next five years and thereafter is as follows (in thousands):

2026	$57,248
2027	56,317
2028	55,660
2029	55,127
2030	54,125
Thereafter	394,089
Segment Operating Income
The following table sets forth a comparison of the operating income by reportable segments for the listed years ended December 31 ($ in thousands):

Segment Operating Income (loss):			Change
	2025	2024	$	%
ES	$660,631	$546,415	$114,216	21%
PT	106,064	116,526	(10,462)	(9)%

The increase of 21% in the ES segment operating income in 2025 is primarily due to the $215.0 million increase in subscription revenues as a result of the ongoing shift toward SaaS arrangements for both new and existing clients, along with growth in certain transaction-based revenues from new and existing customers. The increase is partially offset by lower revenues of $34.0 million compared to prior period from software licenses, maintenance, and professional services, including a loss reserve of approximately $9.7 million of remaining exposure related to a contract dispute previously disclosed. Also partially offsetting the increase in segment operating income is an increase in total personnel expense of $22.1 million and an increase in total hosting costs of $18.2 million compared to the prior period.
The decrease of 9% in the PT segment operating income in 2025 is primarily due to loss reserves of approximately $10.7 million for two state contracts, primarily impacting lower revenue from professional services, as well as higher merchant fees. Somewhat offsetting the decline in the PT segment operating income is an increase in subscription revenues compared to prior period.
See Note 2 “Segment and Related Information” for a reconciliation between our operating segment and consolidated financial results for the periods presented.
Interest expense
The following table sets forth a comparison of our interest expense for the listed years ended December 31 ($ in thousands):

			Change
	2025	2024	$	%
Interest expense	$(4,995)	$(5,931)	$936	(16)%
Interest expense is comprised of interest expense and non-usage and other fees associated with our borrowings. Interest expense decreased 16% compared to the prior period primarily due to a reduction in interest incurred as a result of our repayment of the Term Loans in early 2024.
Other income, net
The following table sets forth a comparison of our other income, net for the listed years ended December 31 ($ in thousands):

			Change
	2025	2024	$	%
Other income, net	$37,637	$14,572	$23,065	158%
Other income, net, is primarily comprised of interest income from invested cash. The change in other income, net, compared to the prior period is due to increased interest income generated from higher invested cash balances in 2025 compared to 2024. Also contributing to the increase in other income is dividend income of $1.8 million received in 2025; no dividend income received in 2024.
Income tax provision
The following table sets forth a comparison of our income tax provision for the listed years ended December 31 ($ in thousands):

			Change
	2025	2024	$	%
Income tax provision	$74,715	$45,141	$29,574	66%

Effective income tax rate	19.1%	14.6%
The increase in the income tax provision in 2025 compared to the prior period is primarily due to higher income before taxes and state income taxes and decreases in excess tax benefits from share-based compensation and research tax credits, offset by lower uncertain tax positions. The increase in the effective income tax rate in 2025 is driven by lower excess tax benefits from share-based compensation and research tax credit benefits and an increase in state taxes, offset by lower uncertain tax positions. The tax benefits related to research tax credits totaled $18.4 million in 2025 compared to $22.1 million in 2024. The tax expense related to uncertain tax positions in 2025 was $2.1 million compared to $10.1 million in 2024. The share-based exercise and vesting activity in 2025 generated $15.0 million of excess tax benefits, while exercise and vesting activity in 2024 generated $21.1 million of excess tax benefits.

The effective income tax rates for the periods presented are different from the statutory United States federal income tax rate of 21% primarily due to the tax benefits of research tax credits and excess tax benefits related to stock incentive awards, offset by state income taxes, liabilities for uncertain tax positions, and non-deductible business expenses.
On July 4, 2025, the reconciliation bill, commonly referred to as the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA includes a broad range of tax reform provisions that may affect our Company. The OBBBA allows an elective deduction for domestic Research and Development (“R&D”), a reinstatement of elective 100% first-year bonus depreciation, and a more favorable tax rate on Foreign-Derived Deduction Eligible Income and income from non-U.S. subsidiaries (“Net CFC Tested Income”), among other provisions. In 2025, we recognized the effects of the OBBBA, which resulted in a $72.9 million decrease in our deferred tax asset associated with capitalized research and experimental expenditures and a corresponding reduction in current income tax liabilities. The legislation did not have a material impact on our income tax expense for 2025.
FINANCIAL CONDITION AND LIQUIDITY
As of December 31, 2025, we had cash and cash equivalents of $1.0 billion compared to $744.7 million as of December 31, 2024. We also had $142.5 million invested in investment grade corporate bonds, U.S. Treasuries and asset-backed securities as of December 31, 2025. These investments have varying maturity dates through 2027 and are held as available-for-sale. Net cash provided by operating activities continues to be our primary source of funds to finance operating needs and capital expenditures. Other potential capital resources include cash on hand, public and private issuances of debt or equity securities, and our revolving credit facility. It is possible that our ability to access the capital and credit markets in the future may be limited by economic conditions or other factors. We believe that our cash on hand, cash provided by operating activities, and available credit are sufficient to fund our working capital requirements and capital expenditures for at least the next twelve months.
The following table sets forth a summary of cash flows for the listed years ended December 31 (in thousands):

	2025	2024	2023
Cash flows provided (used) by:
Operating activities	$653,543	$624,633	$380,440
Investing activities	(222,494)	(67,612)	(76,960)
Financing activities	(160,370)	22,207	(311,844)
Net increase (decrease) in cash and cash equivalents	$270,679	$579,228	$(8,364)
In 2025, operating activities provided cash of $653.5 million, compared to $624.6 million in 2024. Operating activities that provided cash were primarily comprised of net income of $315.6 million, adjusted for non-cash depreciation and amortization charges of $138.4 million, non-cash share-based compensation expense of $151.3 million and non-cash amortization of operating lease right-of-use assets of $9.5 million. Changes in working capital, excluding cash, were approximately $24.1 million mainly due to higher accounts receivable. Also contributing to the decrease in working capital are the timing of prepaid expenses, payroll related payments, payments for operating leases and income tax payments. These decreases were offset by timing of payments to and receipts from our government partners, increases in deferred revenues and deferred taxes associated with stock option activity during the period. In general, changes in deferred revenue are cyclical and primarily driven by the timing of our maintenance and subscription renewal billings. Our renewal dates occur throughout the year, but our largest maintenance billing cycles occur in the second and fourth quarters. Subscription renewals are billed throughout the year.
Investing activities used cash of $222.5 million in 2025 compared to $67.6 million in 2024. We invested $228.5 million and received $121.9 million in proceeds from investment grade corporate bonds, U.S. Treasuries and asset-backed securities. We capitalized approximately $16.8 million of software development costs. We invested approximately $16.0 million in property and equipment in 2025. Lastly, approximately $83.7 million, net of cash acquired, was invested in acquisitions completed during fiscal year 2025.
Financing activities used cash of $160.4 million in 2025 and provided cash of $22.2 million in 2024. During 2025, we repurchased approximately 303,000 shares of our common stock for an aggregate purchase price of $174.7 million. Net of withheld shares for taxes upon equity award settlement, we received $3.1 million from stock option exercises and received $18.8 million from employee stock purchase plan activity. We also paid $7.7 million in cash for long-term indemnity holdbacks related to prior acquisitions.
We paid interest of $2.2 million in 2025 and $3.1 million in 2024. See Note 10, “Debt,” to the consolidated financial statements for discussions of the Convertible Senior Notes and the 2024 Credit Agreement.
We paid income taxes, net of refunds received, of $40.8 million in 2025, compared to $84.2 million in 2024.

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
We have no outstanding borrowings under the 2024 Credit Agreement, with an available borrowing capacity of $700.0 million as of December 31, 2025.
As of December 31, 2025, we had $600.0 million in outstanding principal for the Convertible Senior Notes due in 2026. We will settle any conversions of the Convertible Senior Notes in a combination of cash and shares of our common stock. However, upon conversion of any Convertible Senior Notes, the conversion value, which will be determined over an “Observation Period” (as defined in the Indenture) consisting of 30 trading days, will be paid in cash up to the principal amount of the Notes being converted. As of December 31, 2025, we have entered the Free Convertibility Period, effective on September 15, 2025 until the close of business on the second scheduled trading day immediately preceding maturity date, March 15, 2026. No conversions have occurred to date.
On February 2, 2026, we signed a definitive agreement to acquire the remaining equity interest of privately held company in which we currently hold a minority interest. The transaction, which has a cash purchase price of approximately $212.5 million, is expected to close in the first quarter of 2026, subject to the satisfaction of customary closing conditions and regulatory approvals.
On February 3, 2026, our Board of Directors authorized the repurchase of $1.0 billion of our common stock. The authorization replaced prior authorizations under our repurchase program originally announced in October 2002 and amended at various times from 2003 through 2019. Our share repurchase program allows us to repurchase shares at our discretion. Market conditions, as well as the volume of employee stock option exercises, influence the timing of the buybacks and the number of shares repurchased. Share repurchases are generally funded using our existing cash balances and borrowings under our credit facility and may occur through open market purchases and transactions structured through investment banking institutions, privately negotiated transactions and/or other mechanisms. There is no expiration date specified for the authorization. As of February 18, 2026, we have remaining authorization from our Board of Directors to repurchase up to $885.0 million of our common stock under the new repurchase plan.
We anticipate that 2026 capital spending will be between $24 million and $26 million, including approximately $10 million of capitalized software development. We expect the majority of the other capital spending will consist of computer equipment and software for infrastructure replacements and expansion. Capital spending and cash tax payments are expected to be funded from existing cash balances and cash flows from operations.
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
Our estimated future obligations consist of debt, uncertain tax positions, leases, and purchase commitments as of December 31, 2025. Refer to Note 10, “Debt,” Note 13, “Income Tax,” Note 17, “Leases,” and Note 19, “Commitment and Contingencies,” to the consolidated financial statements for related discussions.
CAPITALIZATION
At December 31, 2025, our capitalization consisted of $599.7 million of outstanding debt and $3.7 billion of shareholders’ equity.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and interest rates.
As of December 31, 2025, we had no outstanding borrowings under our 2024 Credit Agreement and available borrowing capacity under the 2024 Credit Agreement was $700.0 million.
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
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures. Management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based on this evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2025.
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
Management assessed the effectiveness of Tyler’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on our assessment, we concluded that, as of December 31, 2025, Tyler’s internal control over financial reporting was effective based on those criteria.
Tyler’s internal control over financial reporting as of December 31, 2025, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited Tyler’s financial statements. Ernst & Young’s attestation report on Tyler’s internal control over financial reporting appears on page F-1 hereof.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION.
(c) Trading Plans.
On March 6, 2025, H. Lynn Moore, Jr. executed a Rule 10b5-1 trading plan under which trading could not begin until June 10, 2025, and that terminated on February 9, 2026. Additional information is available in the Form 8-K filed on March 11, 2025. No other director or officer has a Rule 10b5-1 trading plan or a non-Rule 10b5-1 trading arrangement in place as of February 18, 2026.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required under this item may be found under the section captioned “Proposals For Consideration – Proposal Two – Ratification of Our Independent Auditors for Fiscal Year 2025” in our Proxy Statement when filed.

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
The following documents are filed as part of this Annual Report:

(a)	(1)	The financial statements are filed as part of this Annual Report.
Page
		Reports of Independent Registered Public Accounting Firm (PCAOB ID: 42)	F-1
		Consolidated Statements of Income for the years ended December 31, 2025, 2024, and 2023	F-3
		Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024, and 2023	F-4
		Consolidated Balance Sheets as of December 31, 2025 and 2024	F-5
		Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024, and 2023	F-6
		Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2025, 2024, and 2023	F-8
		Notes to Consolidated Financial Statements	F-9
	(2)	Financial statement schedules:
There are no financial statement schedules filed as part of this Annual Report, since the required information is included in the financial statements, including the notes thereto, or the circumstances requiring inclusion of such schedules are not present.
	(3)	Exhibits
Certain of the exhibits to this Annual Report are hereby incorporated by reference, as specified:

Exhibit Number	Description
3.1
Amended and Restated Certificate of Incorporation of Tyler Three, as amended through May 14, 1990, and Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3.1 to our Form 10-Q for the quarter ended June 30, 1990, and incorporated by reference herein), as amended by the Certificate of Amendment to the Restated Certificate of Incorporation (filed as Exhibit 3.1 to our Form 8-K, dated February 19, 1998, and incorporated by reference herein), as amended by Certificate of Amendment dated May 19, 1999 to the Restated Certificate of Incorporation (filed as Exhibit 3.4 to our Form 10-K for the year ended December 31, 2000, and incorporated by reference herein), as amended by Certificate of Amendment dated July 29, 2025 to the Restated Certificate of Incorporation (filed as Exhibit 3.1 to our Form 10-Q for the quarter ended July 30, 2025, and incorporated by reference herein).

3.2	Amended and Restated By-Laws of Tyler Technologies Inc., dated May 11, 2023 (filed as Exhibit 3.1 to our Form 8-K dated May 15, 2023, and incorporated by reference herein).
4.1	Specimen of Common Stock Certificate (filed as Exhibit 4.1 to our registration statement no. 33-33505 and incorporated by reference herein).
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

10.6	Tyler Technologies, Inc. Amended and Restated 2018 Incentive Plan, effective as of May 9, 2024 (filed as Exhibit 10.1 to our registration statement no 333-279458 and incorporated by reference herein).
14	Code of Business Conduct and Ethics of Tyler Technologies, Inc. dated May 9, 2024 (filed as Exhibit 14 to our form 10-K dated February 19, 2025, and incorporated by reference herein).
19	Revised Insider Trading Policy of Tyler Technologies, Inc., dated November 6, 2025 (filed as Exhibit 19 to our Form 10-K dated February 18, 2026, and incorporated by reference herein).

Exhibit Number	Description
*21	Subsidiaries of Tyler Technologies, Inc.
*23	Consent of Independent Registered Public Accounting Firm.
*31.1	Rule 13a-14(a) Certification by Principal Executive Officer.(a) Certification by Principal Executive Officer.
*31.2	Rule 13a-14(a) Certification by Principal Financial Officer.
*32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.
*101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags, including Cover Page XBRL tags, are embedded within the Inline XBRL Document.
*101.SCH	Inline XBRL Taxonomy Extension Schema Document.
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
*101.LAB	Inline XBRL Extension Labels Linkbase Document.
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	— Filed herewith.
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

TYLER TECHNOLOGIES, INC.
Date: February 18, 2026	By:	/s/ H. Lynn Moore, Jr.
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 18, 2026.

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Date: February 18, 2026	By:	/s/ John S. Marr, Jr.
John S. Marr, Jr.
Executive Chairman of the Board
Director

Date: February 18, 2026	By:	/s/ H. Lynn Moore, Jr.
H. Lynn Moore, Jr.
President and Chief Executive Officer
(principal executive officer)

Date: February 18, 2026	By:	/s/ Brian K. Miller
Brian K. Miller
Executive Vice President and Chief Financial Officer
(principal financial officer)

Date: February 18, 2026	By:	/s/ Jason P. Durham
Jason P. Durham
Chief Accounting Officer
(principal accounting officer)

Date: February 18, 2026	By:	/s/ Glenn A. Carter
Glenn A. Carter
Director

Date: February 18, 2026	By:	/s/ Margot L. Carter
Margot L. Carter
Director

Date: February 18, 2026	By:	/s/ Brenda A. Cline
Brenda A. Cline
Director

Date: February 18, 2026	By:	/s/ Ronnie D. Hawkins, Jr.
Ronnie D. Hawkins, Jr.
Director

Date: February 18, 2026	By:	/s/ Andrew D. Teed
Andrew D. Teed
Director

Date: February 18, 2026	By:	/s/ Daniel M. Pope
Daniel M. Pope
Director

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Tyler Technologies, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Tyler Technologies, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 18, 2026 expressed an unqualified opinion thereon.
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
February 18, 2026

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Tyler Technologies, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Tyler Technologies, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Tyler Technologies, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 18, 2026 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Dallas, Texas
February 18, 2026

Tyler Technologies, Inc.
Consolidated Statements of Income
For the years ended December 31,
(In thousands, except per share amounts)

	2025	2024	2023
Revenues:
Subscriptions	$1,586,203	$1,342,931	$1,159,512
Maintenance	445,614	463,132	466,661
Professional services	242,700	263,991	249,976
Software licenses and royalties	12,816	26,357	38,096
Hardware and other	45,007	41,392	37,506
Total revenues	2,332,340	2,137,803	1,951,751

Cost of revenues:
Subscriptions, maintenance and professional services	1,148,889	1,112,778	1,001,221
Software licenses and royalties	8,006	6,277	10,821
Amortization of software development	22,663	18,806	12,625
Amortization of acquired software	37,435	36,964	36,062
Hardware and other	31,647	27,217	29,923
Total cost of revenues	1,248,640	1,202,042	1,090,652

Gross profit	1,083,700	935,761	861,099

Sales and marketing expense	148,570	157,731	149,770
General and administrative expense	316,447	300,938	308,575
Research and development expense	204,588	117,939	109,585
Amortization of other intangibles	56,419	59,627	74,632

Operating income	357,676	299,526	218,537

Interest expense	(4,995)	(5,931)	(23,629)
Other income, net	37,637	14,572	3,328
Income before income taxes	390,318	308,167	198,236
Income tax provision	74,715	45,141	32,317
Net income	$315,603	$263,026	$165,919

Earnings per common share:
Basic	$7.32	$6.17	$3.95
Diluted	$7.20	$6.05	$3.88
 See accompanying notes.

Tyler Technologies, Inc.
Consolidated Statements of Comprehensive Income
For the years ended December 31,
(In thousands)

	2025	2024	2023
Net income	$315,603	$263,026	$165,919
Other comprehensive income, net of tax:
Securities available-for-sale and transferred securities:
Change in net unrealized holding gains on available-for-sale securities during the period	152	151	518
Reclassification adjustment for net income (loss) on sale of available-for-sale securities, included in net income	(6)	18	—
Other comprehensive income, net of tax	146	169	518
Comprehensive income	$315,749	$263,195	$166,437
See accompanying notes.

Tyler Technologies, Inc.
Consolidated Balance Sheets
(In thousands, except par value and share amounts)

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,015,400	$744,721
Accounts receivable (less allowance for losses and sales adjustments of $31,972 in 2025 and $17,325 in 2024)	638,798	587,634
Short-term investments	81,800	23,257
Prepaid expenses	74,734	65,135
Income tax receivable	23,748	11,975
Other current assets	9,408	8,057
Total current assets	1,843,888	1,440,779
Accounts receivable, long-term	5,968	7,153
Operating lease right-of-use assets	35,602	31,433
Property and equipment, net	160,355	163,775
Other assets:
Software development costs, net	68,371	76,117
Goodwill	2,590,013	2,531,653
Other intangibles, net	780,414	831,966
Non-current investments	60,698	10,758
Other non-current assets	93,599	86,381
	$5,638,908	$5,180,015
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$174,653	$156,817
Accrued liabilities	190,693	197,709
Operating lease liabilities	9,598	9,643
Deferred revenue	780,838	701,438
Current portion of convertible senior notes due 2026, net	599,663	—
Total current liabilities	1,755,445	1,065,607
Convertible senior notes due 2026, net	—	597,934
Deferred revenue, long-term	20,988	22,376
Deferred income taxes	95,063	47,503
Operating lease liabilities, long-term	33,347	30,791
Other long-term liabilities	31,276	27,382
Total liabilities	1,936,119	1,791,593
Commitments and contingencies	—	—
Shareholders' equity:
Preferred stock, $10.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 48,147,969 shares issued in 2025 and 2024	481	481
Additional paid-in capital	1,616,119	1,539,301
Accumulated other comprehensive loss, net of tax	(11)	(157)
Retained earnings	2,182,402	1,866,799
Treasury stock, at cost; 5,027,037 and 5,184,092 shares in 2025 and 2024, respectively	(96,202)	(18,002)
Total shareholders' equity	3,702,789	3,388,422
	$5,638,908	$5,180,015
 See accompanying notes.

Tyler Technologies, Inc.
Consolidated Statements of Cash Flows
For the years ended December 31
(In thousands)

	2025	2024	2023
Cash flows from operating activities:
Net income	$315,603	$263,026	$165,919
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	138,358	143,437	154,079
Gains (losses) from sale of investments	(8)	24	1
Share-based compensation expense	151,276	122,813	108,338
Provision (reductions in allowance) for losses and sales adjustments - accounts receivable	14,647	(5,504)	8,233
Amortization of operating lease right-of-use assets	9,506	8,932	16,688
Deferred income tax provision (benefit)	43,851	(30,663)	(73,704)
Other	80	207	475
Changes in operating assets and liabilities, exclusive of effects of acquired companies:
Accounts receivable	(61,688)	28,795	(39,878)
Income tax receivable	(12,001)	(14,441)	(41,201)
Prepaid expenses and other current assets	(18,884)	(29,775)	(19,668)
Accounts payable	17,836	10,509	41,485
Operating lease liabilities	(11,146)	(11,650)	(11,533)
Accrued liabilities	(3,336)	43,387	13,069
Deferred revenue	70,291	90,775	58,513
Other long-term liabilities	(842)	4,761	(376)
Net cash provided by operating activities	653,543	624,633	380,440

Cash flows from investing activities:
Additions to property and equipment	(16,015)	(20,535)	(20,519)
Purchase of marketable security investments	(228,465)	(32,448)	(10,617)
Proceeds and maturities from marketable security investments	121,890	15,994	49,412
Investment in software development	(16,778)	(29,401)	(32,490)
Cost of acquisitions, net of cash acquired	(83,652)	(1,395)	(62,759)
Other	526	173	13
Net cash used by investing activities	(222,494)	(67,612)	(76,960)

Cash flows from financing activities:
Payment on term loans	—	(50,000)	(345,000)
Payment of debt issuance costs	—	(2,637)	—
Purchase of treasury shares	(174,650)	—	—
Proceeds from exercise of stock options, net of withheld shares for taxes upon equity award settlement	3,144	57,213	16,960
Contributions from employee stock purchase plan	18,848	17,631	16,196
Other	(7,712)	—	—
Net cash (used) provided by financing activities	(160,370)	22,207	(311,844)

Net increase (decrease) in cash and cash equivalents	270,679	579,228	(8,364)
Cash and cash equivalents at beginning of period	744,721	165,493	173,857
Cash and cash equivalents at end of period	$1,015,400	$744,721	$165,493
See accompanying notes.

	2025	2024	2023
Supplemental cash flow information:
Cash paid for interest	$2,164	$3,095	$19,154
Cash paid for income taxes, net	40,761	84,204	142,820
Non-cash investing and financing activities:
Non-cash additions to property and equipment	$312	$254	$3,123
Issuance of shares for acquisitions	—	—	5,675

Tyler Technologies, Inc.
Consolidated Statements of Shareholders’ Equity
For the years ended December 31, 2025, 2024, and 2023
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2022	48,148	$481	$1,209,725	$(844)	$1,437,854	(6,365)	$(22,827)	$2,624,389
Net income	—	—	—	—	165,919	—	—	165,919
Other comprehensive income, net of tax	—	—	—	518	—	—	—	518
Exercise of stock options and vesting of restricted stock units	—	—	15,122	—	—	514	29,575	44,697
Employee taxes paid for withheld shares upon equity award settlement	—	—	—	—	—	(74)	(27,737)	(27,737)
Stock compensation	—	—	108,338	—	—	—	—	108,338
Issuance of shares pursuant to employee stock purchase plan	—	—	15,988	—	—	52	208	16,196
Issuance of shares for acquisitions	—	—	5,614	—	—	15	61	5,675
Balance at December 31, 2023	48,148	481	1,354,787	(326)	1,603,773	(5,858)	(20,720)	2,937,995
Net income	—	—	—	—	263,026	—	—	263,026
Other comprehensive income, net of tax	—	—	—	169	—	—	—	169
Exercise of stock options and vesting of restricted stock units	—	—	41,926	—	—	739	55,548	97,474
Employee taxes paid for withheld shares upon equity award settlement	—	—	—	—	—	(78)	(40,261)	(40,261)
Stock compensation	—	—	122,813	—	—	—	—	122,813
Issuance of shares pursuant to employee stock purchase plan	—	—	17,456	—	—	43	175	17,631
Reimbursement of shares from escrow	—	—	2,319	—	—	(30)	(12,744)	(10,425)
Balance at December 31, 2024	48,148	481	1,539,301	(157)	1,866,799	(5,184)	(18,002)	3,388,422
Net income	—	—	—	—	315,603	—	—	315,603
Other comprehensive income, net of tax	—	—	—	146	—	—	—	146
Exercise of stock options and vesting of restricted stock units	—	—	(86,411)	—	—	505	135,784	49,373
Employee taxes paid for withheld shares upon equity award settlement	—	—	—	—	—	(84)	(46,229)	(46,229)
Stock compensation	—	—	151,276	—	—	—	—	151,276
Issuance of shares pursuant to employee stock purchase plan	—	—	11,953	—	—	39	6,895	18,848
Treasury stock purchases	—	—	—	—	—	(303)	(174,650)	(174,650)
Balance at December 31, 2025	48,148	$481	$1,616,119	$(11)	$2,182,402	(5,027)	$(96,202)	$3,702,789
See accompanying notes.

Tyler Technologies, Inc.
Notes to Consolidated Financial Statements
(Tables in thousands, except per share data)
(1)SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
DESCRIPTION OF BUSINESS
We provide integrated software systems and related services for the public sector. We develop and market a broad line of software solutions and services to address the information technology (“IT”) needs primarily of cities, counties, states, schools, federal agencies, and other government entities. We provide subscription-based services includes software as a service (“SaaS”), transaction-based digital government services and online payment processing, and electronic document filing solutions. In addition, we provide professional IT services, including software and hardware installation, data conversion, training, and for certain clients, product modifications, along with continuing maintenance and support for clients using our solutions. We also provide property appraisal outsourcing services for taxing jurisdictions.
PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include our parent company and 66 subsidiaries, which are wholly-owned. All significant intercompany balances and transactions have been eliminated in consolidation. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and includes all components of net income (loss) and other comprehensive income (loss). During the twelve months ended December 31, 2025, 2024 and 2023, we had approximately $146,000, $169,000 and $518,000 of other comprehensive income, net of taxes, from our available-for-sale investment holdings, respectively.
USE OF ESTIMATES
The preparation of our financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include revenue recognition, determining the nature and timing of satisfaction of performance obligations and loss contingencies; the recoverability of goodwill and other intangible assets, valuation and estimated useful lives of intangible assets; and determining the potential outcome of future tax consequences of events that have been recognized on our consolidated financial statements or tax returns. Actual results could differ from estimates.
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

We earn the majority of our revenues from subscription-based services and post-contract client support (“PCS” or “maintenance”). Other sources of revenue are professional services, software licenses and royalties, and hardware and other. Our software arrangements with clients contain multiple performance obligations that range from software license deliveries, installation, training, consulting, software modification and customization to meet specific client needs; hosting; and PCS. For these contracts, we evaluate whether separate performance obligations can be distinct or should be accounted for as one performance obligation. Arrangements that include professional services, such as training or installation, are evaluated to determine whether those services are highly interdependent or interrelated to the product’s functionality. The transaction price is allocated to the distinct performance obligations on a relative standalone selling price (“SSP”) basis. We determine the SSP based on our overall pricing objectives, taking into consideration market conditions and other factors, including the value of our contracts, the applications sold, client demographics, and the number and types of users within our contracts.
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
For transaction-based revenues from digital government services and online payments, we have the right to charge the client an amount that directly corresponds with the value to the client of our performance to date. Therefore, we recognize revenues for these services over time based on the amount billable to the client. In some cases, we are paid on a fixed-fee basis and recognize the revenue ratably over the contractual period. Typically, the structure of our arrangements does not give rise to variable consideration. However, in those instances where variable consideration exists, we include in our estimates of additional revenues for variable consideration when we believe we have an enforceable right, the amount can be estimated reliably, and its realization is probable.
Costs of performing services under subscription-based arrangements are expensed as incurred, except for certain direct and incremental contract origination costs associated with SaaS arrangements. Such direct and incremental costs are capitalized and amortized ratably over the period of benefit.
Maintenance (Post-Contract Client Support)
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
Professional Services
When professional services are distinct, the fee allocable to the service element is recognized over the time we perform the services. Contract fees are typically billed on a time and material or a milestone basis as defined within contract terms. We record amounts that have been invoiced in accounts receivable and in deferred revenue or revenues, depending on whether the revenue recognition criteria have been met.
Depending on the contract, we measure progress-to-completion primarily using labor hours incurred. Amounts recognized in revenue are calculated using the progress-to-completion measurement after giving effect to any changes in our cost estimates. Changes to total estimated contract costs, if any, are recorded in the period they are determined. Estimated losses on uncompleted contracts are recorded in the period in which we first determine that a loss is apparent. Changes in these judgments or estimates could cause an increase or decrease in the amount of revenue or deferred revenue that we report in a particular period.

Software Licenses and Royalties
Certain of our software arrangements involve “off-the-shelf” software. We recognize the revenue allocable to “off-the-shelf” software licenses and specified upgrades at a point in time when control of the software license transfers to the client, unless the software is not considered distinct. For arrangements that involve significant production, modification or customization of the software, or where professional services are otherwise not considered distinct, we recognize revenue over time by measuring progress-to-completion generally using labor hours.
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
Accounts receivable is as follows:

	Years ended December 31,
	2025	2024
Accounts receivable - current	$638,798	$587,634
Accounts receivable - long term	5,968	7,153
Total accounts receivable	$644,766	$594,787
Total accounts receivable, including total current and long-term accounts receivable, net of allowance for losses and sales adjustments, was $644.8 million and $594.8 million, as of December 31, 2025, and December 31, 2024, respectively. We have recorded unbilled receivables of $98.4 million and $115.6 million as of December 31, 2025, and December 31, 2024, respectively. Unbilled receivables expected to be collected within one year have been included with the current portion of accounts receivable in the accompanying consolidated balance sheets. Unbilled receivables and retention receivables expected to be collected past one year have been included with the long-term portion of accounts receivable in the accompanying consolidated balance sheets. Unbilled receivables also include retention receivables of $12.3 million and $11.4 million as of December 31, 2025, and December 31, 2024, respectively, which become payable upon the completion of the contract or completion of our fieldwork and formal hearings.

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
We maintain allowances for losses and sales adjustments, which losses are recorded against revenue at the time the loss is incurred. Because most of our clients are domestic governmental entities, we rarely incur a credit loss resulting from the inability of a client to make required payments. Consequently, we have not recorded a reserve for credit losses. Events or changes in circumstances that indicate the carrying amount for the allowances for losses and sales adjustments may require revision include, but are not limited to, managing our client’s expectations regarding the scope of the services to be delivered and defects or errors in new versions or enhancements of our software products. Our allowances for losses and sales adjustments were $32.0 million and $17.3 million as of December 31, 2025, and December 31, 2024, respectively.
The following table summarizes the changes in the allowance for losses and sales adjustments:

	Years ended December 31,
	2025	2024
Balance at beginning of year	$17,325	$22,829
Provisions for losses (reductions in allowance) and sales adjustments - accounts receivable	14,647	(5,504)
Balance at end of year	$31,972	$17,325
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
Deferred Commissions
Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a client. Sales commissions for initial contracts are deferred and then amortized commensurate with the recognition of associated revenue over a period of benefit that we have determined to be generally three to five years. We utilize the “portfolio approach” practical expedient, which allows entities to apply the guidance to a portfolio of contracts with similar characteristics because the effects on the financial statements of this approach would not differ materially from applying the guidance to individual contracts. Using the “portfolio approach”, we determine the period of benefit by taking into consideration our client contracts, our technology life-cycle and other factors. Sales commissions for renewal contracts are generally not paid in connection with the renewal of a contract. In the small number of instances where a commission is paid on a renewal, it is not commensurate with the commission paid on the initial sale and is recognized over the term of renewal, which is generally one year.
Deferred commissions have been included with prepaid expenses for the current portion and other non-current assets for the long-term portion in the accompanying consolidated balance sheets. Amortization expense related to deferred commissions is included in sales and marketing expense in the accompanying consolidated statements of income. There were no indicators of impairment in relation to the costs capitalized for the periods presented. Refer to Note 5 - “Deferred Commissions” for further information.
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
SHARE-BASED COMPENSATION
We have a share-based award plan that provides for the grant of stock options, restricted stock units and performance share units to key employees, directors and non-employee consultants. Stock options generally vest after three to five years of continuous service from the date of grant and have a contractual term of 10 years. Restricted stock unit grants generally vest ratably over three to five years of continuous service from the date of grant. Each performance share unit represents the right to receive one share of our common stock based on our achievement of certain financial performance targets during applicable performance periods, which generally cliff vest in one or three years. We account for share-based compensation utilizing the fair value recognition pursuant to ASC 718, Stock Compensation. See Note 15, “Share-Based Compensation,” for further information.
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
Contingent future cash payments related to acquisitions are recognized at fair value as of the acquisition date and included in the determination of the acquisition date purchase price. Subsequent changes in the fair value of the contingent future cash payments are recognized in earnings in the period that the change occurs. We have no contingent consideration outstanding as of December 31, 2025.
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
There have been no impairments to goodwill in any of the periods presented. Adverse changes in the qualitative factors, including possible further declines in our market capitalization or higher discount rates implied by market conditions could require us to perform a quantitative impairment test and may result in the recognition of a goodwill impairment in future periods. See Note 8, “Goodwill and Other Intangible Assets,” for additional information.

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
SOFTWARE DEVELOPMENT COSTS
Software development costs primarily consist of personnel costs. We capitalize software development costs upon the establishment of technological feasibility and prior to the availability of the product for general release to clients for software sold to third parties and capitalize application development stage costs of software developed for internal use. During the twelve months period ended December 31, 2025, 2024, and 2023, respectively, we capitalized approximately $16.8 million, $29.4 million, and $32.5 million of software development costs. We begin to amortize capitalized costs when a product is available for general release to clients or when internal use software is ready for its intended use. Amortization expense is determined on a product-by-product basis at a rate not less than straight-line basis over the software’s remaining estimated economic life of, generally, three to seven years.
RESEARCH AND DEVELOPMENT COSTS
Research and development costs are expensed as incurred and include compensation costs for engineering and product management personnel, third-party contractor expenses, software development tools and other expenses related to researching and developing new solutions or upgrading and enhancing existing solutions that do not qualify for capitalization, and allocated depreciation, facilities and IT support costs. We expensed research and development costs of $204.6 million in 2025, $117.9 million in 2024, and $109.6 million in 2023.
CONCENTRATIONS OF CREDIT RISK
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, accounts receivable from clients, and investments in marketable securities. Our cash and cash equivalents primarily consist of operating account balances and money market funds, which are maintained at several major domestic financial institutions and the balances often exceed insured amounts. We perform periodic evaluations of the credit standing of these financial institutions. As of December 31, 2025, we had cash and cash equivalents of $1.0 billion.
Concentrations of credit risk with respect to receivables are limited due to the size and geographical diversity of our client base. As a result, we do not believe we have any significant concentrations of credit risk as of December 31, 2025.
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
RECENT ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS
In July 2025, the FASB issued ASU 2025-05 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This guidance provides a practical expedient available to all entities to simplify the estimation of the expected credit losses for current accounts receivables and current contract assets arising from revenue contracts under ASC 606. It is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual reporting periods, with early adoption permitted. As of December 31, 2025, we adopted this standard. Due to most of our clients being domestic governmental entities, we rarely incur a credit loss resulting from the inability of a client to make required payment; as such, this standard did not have a material impact on the Company’s financial statements.
In November 2024, the FASB issued ASU 2024-04 - Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. This guidance clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. It is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual reporting periods, with early adoption permitted. As of January 1, 2025, we early adopted this standard, which did not have a material impact on the Company’s financial statements.
In December 2023, the FASB issued ASU 2023-09 - Income Taxes (Topic ASC 740) Income Taxes. The ASU improves the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 with early adoption permitted. As of December 31, 2025, we adopted this standard and it has been applied prospectively. This change did not have a significant impact on the Company’s financial statements and disclosures. The Company’s income tax disclosures have been updated to comply with the new requirements, including enhanced disaggregation in the rate reconciliation and additional information regarding income taxes paid by jurisdiction. See Note 13, “Income Tax,” for further discussion.
RECENTLY PRONOUNCED ACCOUNTING STANDARDS
In September 2025, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2025-06 - Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This update removes the prescriptive software development “project stages” and requires capitalization of software costs once (1) management authorizes and commits funding and (2) completion and use are probable. Entities must evaluate significant development uncertainty related to technological innovations or performance requirements. The amendments also require Subtopic 360-10 disclosures for all capitalized internal-use software costs and clarify that intangible asset disclosures under Subtopic 350-30 are not required. The standard is effective for annual periods beginning after December 15, 2027, and interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of this guidance on the Company’s financial statements.

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
The CODM uses segment operating income or loss to assess performance and to allocate resources (including employees, property, and financial or capital resources) for each segment, predominantly in the annual budget and forecasting process. During the fiscal periods presented, we had no significant transactions between reportable segments. Corporate unallocated amounts are comprised of non-cash amortization of intangible assets associated with acquisitions, depreciation associated with unallocated property and equipment assets, compensation costs for the executive management team and certain shared services staff, and share-based compensation expense for the entire company. Corporate unallocated amounts also include incidental revenues and expenses related to a company-wide user conference and rental income. The accounting policies of the reportable segments are the same as those described in Note 1, “Summary of Significant Accounting Policies.

For the year ended December 31, 2025	Enterprise Software	Platform Technologies	Totals
Revenues
Subscriptions:
SaaS	$691,288	$86,481
Transaction-based fees	318,143	490,291
Maintenance	422,886	22,728
Professional services	213,749	28,951
Software licenses and royalties	13,049	(233)
Hardware and other	35,306	336
Total segment revenues	1,694,421	628,554	2,322,975
Less:
Cost of revenues	725,718	431,657
Sales and marketing expense	101,243	19,931
General and administrative expense	45,483	53,057
Research and development expense	161,346	17,845
Segment operating income	$660,631	$106,064	$766,695

For the year ended December 31, 2024	Enterprise Software	Platform Technologies	Totals
Revenues
Subscriptions:
SaaS	$559,842	$84,937
Transaction-based fees	234,633	463,519
Maintenance	438,455	24,677
Professional services	219,933	44,058
Software licenses and royalties	25,292	1,065
Hardware and other	33,447	992
Total segment revenues	1,511,602	619,248	2,130,850
Less:
Cost of revenues	706,952	411,351
Sales and marketing expense	109,981	21,618
General and administrative expense	48,072	57,627
Research and development expense	100,182	12,126
Segment operating income	$546,415	$116,526	$662,941

For the year ended December 31, 2023	Enterprise Software	Platform Technologies	Totals
Revenues
Subscriptions:
SaaS	$459,544	$68,433
Transaction-based fees	174,718	456,817
Maintenance	442,781	23,880
Professional services	209,727	40,249
Software licenses and royalties	32,709	5,387
Hardware and other	30,176	—
Total segment revenues	1,349,655	594,766	1,944,421
Less:
Cost of revenues	653,407	368,017
Sales and marketing expense	102,325	25,196
General and administrative expense	57,481	64,406
Research and development expense	92,686	12,701
Segment operating income	$443,756	$124,446	$568,202

Reconciliation of reportable segment operating income to the Company's consolidated totals:	Years Ended December 31,
	2025	2024	2023
Total segment operating income	$766,695	$662,941	$568,202
Corporate unallocated:
Total revenues	9,365	6,953	7,330
Cost of revenues	(91,265)	(83,739)	(69,228)
Sales and marketing expense	(27,396)	(26,132)	(22,249)
General and administrative expense	(217,907)	(195,239)	(186,688)
Research and development expense	(25,397)	(5,631)	(4,198)
Amortization of other intangibles	(56,419)	(59,627)	(74,632)
Interest expense	(4,995)	(5,931)	(23,629)
Other income, net	37,637	14,572	3,328
Income before income taxes	$390,318	$308,167	$198,236

The following table presents reconciliations of segment revenues from external customers and other segment information to the Company’s consolidated totals:

	Years Ended December 31,
	2025	2024	2023
Revenues:
ES	$1,694,421	$1,511,602	$1,349,655
PT	628,554	619,248	594,766
Corporate unallocated	9,365	6,953	7,330
Total consolidated	$2,332,340	$2,137,803	$1,951,751

Depreciation and amortization expense:
ES	$29,372	$37,179	$25,445
PT	89,476	89,372	110,354
Corporate unallocated	19,510	16,886	18,280
Total consolidated	$138,358	$143,437	$154,079

Software development expenditures:
ES	$2,387	$7,612	$6,619
PT	14,160	15,558	15,840
Corporate	231	6,231	10,031
Total consolidated	$16,778	$29,401	$32,490

Capital expenditures:
ES	$4,980	$15,283	$16,788
PT	5,739	4,168	2,380
Corporate	5,296	1,084	1,351
Total consolidated	$16,015	$20,535	$20,519

	Years ended December 31,
	2025	2024
Segment assets
ES	$534,864	$572,224
PT	416,998	416,635
Corporate	4,687,046	4,191,156
Total consolidated	$5,638,908	$5,180,015
Segment assets primarily consist of net accounts receivable, prepaid expenses and other current assets, and net property and equipment and software development costs, net. Corporate assets primarily consist of cash and investments; prepaid insurance; goodwill and intangibles associated with acquisitions; deferred income taxes; software development costs, net; and property and equipment, net mainly related to unallocated information and technology assets. Certain presentation items from previous years have been adjusted to conform with current year presentation.

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
Recurring revenues and non-recurring revenues recognized during the period are as follows:

For the year ended December 31, 2025	Enterprise Software	Platform Technologies	Corporate Unallocated	Totals
Revenue:
Subscriptions:
SaaS	$691,288	$86,481	$—	$777,769
Transaction-based fees	318,143	490,291	—	808,434
Maintenance	422,886	22,728	—	445,614
Total recurring revenues	1,432,317	599,500	—	2,031,817

Professional services	213,749	28,951	—	242,700
Software licenses and royalties	13,049	(233)	—	12,816
Hardware and other	35,306	336	9,365	45,007
Total non-recurring revenues	262,104	29,054	9,365	300,523

Total revenues	$1,694,421	$628,554	$9,365	$2,332,340

For the year ended December 31, 2024	Enterprise Software	Platform Technologies	Corporate Unallocated	Totals
Revenue:
Subscriptions:
SaaS	$559,842	$84,937	$—	$644,779
Transaction-based fees	234,633	463,519	—	698,152
Maintenance	438,455	24,677	—	463,132
Total recurring revenues	1,232,930	573,133	—	1,806,063

Professional services	219,933	44,058	—	263,991
Software licenses and royalties	25,292	1,065	—	26,357
Hardware and other	33,447	992	6,953	41,392
Total non-recurring revenues	278,672	46,115	6,953	331,740

Total revenues	$1,511,602	$619,248	$6,953	$2,137,803

For the year ended December 31, 2023	Enterprise Software	Platform Technologies	Corporate Unallocated	Totals
Revenue:
Subscriptions:
SaaS	$459,544	$68,433	$—	$527,977
Transaction-based fees	174,718	456,817	—	631,535
Maintenance	442,781	23,880	—	466,661
Total recurring revenues	1,077,043	549,130	—	1,626,173

Professional services	209,727	40,249	—	249,976
Software licenses and royalties	32,709	5,387	—	38,096
Hardware and other	30,176	—	7,330	37,506
Total non-recurring revenues	272,612	45,636	7,330	325,578

Total revenues	$1,349,655	$594,766	$7,330	$1,951,751
(4)DEFERRED REVENUE AND PERFORMANCE OBLIGATIONS
Total deferred revenue, including long-term, by segment is as follows:

	December 31, 2025	December 31, 2024
Enterprise Software	$755,894	$683,909
Platform Technologies	39,443	36,117
Corporate	6,489	3,788
Totals	$801,826	$723,814
Changes in total deferred revenue, including long-term, were as follows:

2025
Balance at beginning of year	$723,814
Deferral of revenue	1,549,541
Recognition of deferred revenue	(1,471,529)
Balance at end of year	$801,826
Remaining Performance Obligations
We expect to recognize as revenue approximately 97% of our deferred revenue balance as of December 31, 2025, in the next 12 months, and the remainder thereafter. We believe the portion of transaction price allocated to the remaining performance obligations which is not included in our deferred revenue balance is not a meaningful indicator of future revenue due to contracts with transaction-based fees that vary with transaction activity, the variability in subscription term lengths, and termination provisions included in some contracts that limit inclusion and cause variability from period to period.
(5)DEFERRED COMMISSIONS
Deferred commissions are as follows:

	December 31, 2025	December 31, 2024
Prepaid commissions	$24,006	$18,037
Long-term deferred commissions	54,561	38,762
Total deferred commissions	$78,567	$56,799

Amortization expense related to deferred commissions is as follows:

	Years Ended December 31,
	2025	2024	2023
Amortization expense	$21,881	$19,916	$18,589
Deferred commissions have been included with prepaid expenses for the current portion and other non-current assets for the long-term portion in the accompanying condensed consolidated balance sheets. Amortization expense related to deferred commissions is included in sales and marketing expense in the accompanying condensed consolidated statements of income.
(6)ACQUISITIONS
2025
Edulink
On December 2, 2025, we acquired Edu.Link, Inc. (“Edulink”). Edulink is a SaaS company focused on educator evaluation, performance management, professional development, and compliance tracking geared specifically to the unique needs of K-12 schools. The total cash purchase price, net of cash acquired of $716,000, was approximately $37.3 million, subject to certain post-closing adjustments, including holdbacks of $2.5 million.
We have performed a preliminary valuation analysis of the fair market value of Edulink’s assets and liabilities. In connection with this transaction, we acquired total tangible assets of $2.5 million and assumed liabilities of approximately $6.6 million. We recorded goodwill of approximately $24.7 million, which is deductible for tax purposes, and other identifiable intangible assets of approximately $17.4 million.
CloudGavel
On November 19, 2025, we acquired CloudGavel, LLC (“CG”). CG is a SaaS company specializing in cloud electronic warrant solutions that allows for real time interaction for judges and law enforcement personnel. The total cash purchase price, net of cash acquired of $147,000, was approximately $16.6 million, subject to certain post-closing adjustments, including holdbacks of $2.9 million.
We have performed a preliminary valuation analysis of the fair market value of CG’s assets and liabilities. In connection with this transaction, we acquired total tangible assets of $0.9 million and assumed liabilities of approximately $0.9 million. We recorded goodwill of approximately $10.6 million, which is not deductible for tax purposes, and other identifiable intangible assets of approximately $7.6 million. We recorded net deferred tax liabilities of $1.6 million related to the tax effect of our estimated fair value allocations.
Emergency Networking
On July 28, 2025, we acquired Emergency Networking, Inc. (“EN”). EN is a SaaS company specializing in cloud-native software for fire departments and emergency medical services agencies. The total cash purchase price, net of cash acquired of $497,000, was approximately $19.4 million, subject to certain post-closing adjustments, including holdbacks of $2.5 million.
We have performed a preliminary valuation analysis of the fair market value of EN’s assets and liabilities. In connection with this transaction, we acquired total tangible assets of $1.6 million and assumed liabilities of approximately $1.3 million. We recorded goodwill of approximately $12.6 million, which is not deductible for tax purposes, and other identifiable intangible assets of approximately $9.1 million. We recorded net deferred tax liabilities of $2.1 million related to the tax effect of our estimated fair value allocations.
MyGov
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

As of December 31, 2025, the purchase price allocations for Edulink, CG, MyGov and EN are not final; therefore, certain preliminary valuation estimates of fair value assumed at the acquisition date for intangible assets and receivables are subject to change as valuations are finalized. Our balance sheet as of December 31, 2025, reflects the allocation of the purchase price to the net assets acquired based on their estimated fair value at the date of the acquisition. The fair value of the assets and liabilities acquired are based on valuations using Level 3 unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The actual operating results of Edulink,CG, EN, and MyGov, from their respective dates of acquisition, are included in the operating results of the ES segment. Also, the impact of these acquisitions on our operating results, assets, and liabilities is not material, individually or in the aggregate.
During the twelve months ended December 31, 2025, we paid $7.7 million in cash for long-term indemnity holdbacks related to prior acquisitions.
In the twelve months ended December 31, 2025, we incurred fees of approximately $714,000 for financial advisory, legal, accounting, due diligence, valuation, and other various services necessary to complete acquisitions. These costs were expensed in 2025 and are included in general and administrative expense in the accompanying consolidated statements of income.
2024
We did not complete any acquisitions during twelve months ended December 31, 2024.
In 2024, the Company settled certain fully indemnified matters related to two acquisitions completed in prior years resulting in the reimbursement of shares of our common stock from escrow for $10.4 million.
In 2024, we also paid $1.4 million in cash for holdbacks related to other acquisitions completed in 2023.
(7)PROPERTY AND EQUIPMENT, NET AND SOFTWARE DEVELOPMENT COSTS, NET
Property and equipment, net consists of the following at December 31:

	Useful Lives (years)	2025	2024
Land	—	$23,181	$23,163
Building and leasehold improvements	5-39	178,585	181,066
Computer equipment and purchased software	3-5	93,400	99,156
Furniture and fixtures	5	35,483	34,495
Transportation equipment	5	251	222
		330,900	338,102
Accumulated depreciation and amortization		(170,545)	(174,327)
Property and equipment, net		$160,355	$163,775
Depreciation expense was $18.9 million in 2025, $23.3 million in 2024, and $25.0 million in 2023.
There were no expenditures for real estate and the expansion of existing facilities in 2025 and $7.5 million in 2024.

Software development costs, net consists of the following at December 31:

	Useful Lives (years)	2025	2024
Software development costs	3-7	$136,565	$118,698
Accumulated amortization		(68,194)	(42,581)
Software development costs, net		$68,371	$76,117
Amortization expense for software development costs is recorded to cost of revenues and general and administrative expense as follows:

	2025	2024	2023
Amortization expense for software development costs recorded to cost of revenues	$22,663	$18,806	$12,625
Amortization expense for software development costs recorded to general and administrative expense	1,862	1,601	930
Total	$24,525	$20,407	$13,555
Estimated annual amortization expense related to software development costs:

2026	$24,005
2027	17,811
2028	13,097
2029	9,485
2030	3,973
$68,371
(8)GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the two years ended December 31, 2025 are as follows:

	Enterprise Software	Platform Technologies	Total
Balance as of 12/31/2023	$837,002	$1,695,107	$2,532,109
Purchase price adjustments related to the purchase of prior year acquisitions	(235)	(221)	(456)
Balance as of 12/31/2024	836,767	1,694,886	2,531,653
Goodwill acquired related to the purchase of MyGov	10,368	—	10,368
Goodwill acquired related to the purchase of EN	12,611	—	12,611
Goodwill acquired related to the purchase of CG	10,639	—	10,639
Goodwill acquired related to the purchase of Edulink	24,742	—	24,742
Balance as of 12/31/2025	$895,127	$1,694,886	$2,590,013
Other intangible assets and related accumulated amortization consists of the following at December 31:

	2025	2024
Gross carrying amount of other intangibles:
Client related intangibles	$987,423	$958,924
Acquired software	296,710	284,900
Trade names	3,520	5,320
Leases acquired	2,394	4,585
	1,290,047	1,253,729
Accumulated amortization	(509,633)	(421,763)
Total other intangibles, net	$780,414	$831,966

Amortization expense for acquired software is recorded to cost of revenues. Amortization expense for client related intangibles, trade names and leases acquired is recorded to amortization of other intangibles. Total amortization expense for other intangible assets was $94.2 million in 2025, $96.9 million in 2024, and $111.0 million in 2023.
The amortization periods of other intangible assets is summarized in the following table:

	December 31, 2025			December 31, 2024
	Gross Carrying Amount	Weighted Average Amortization Period	Accumulated Amortization	Gross Carrying Amount	Weighted Average Amortization Period	Accumulated Amortization
Non-amortizable intangibles:
Goodwill	$2,590,013	—	$—	$2,531,653	—	$—
Amortizable intangibles:
Client related intangibles	$987,423	18 years	$316,347	$958,924	18 years	$261,407
Acquired software	296,710	8 years	188,862	284,900	8 years	152,317
Trade names	3,520	11 years	2,143	5,320	12 years	3,902
Leases acquired	2,394	11 years	2,281	4,585	7 years	4,137
Estimated annual amortization expense related to other intangible assets:

2026	$88,870
2027	86,225
2028	83,433
2029	65,659
2030	56,977
Thereafter	399,250
$780,414
(9)ACCRUED LIABILITIES
Accrued liabilities consist of the following at December 31:

	2025	2024
Accrued wages, bonuses and commissions	$97,139	$109,207
Other accrued liabilities	93,554	88,502
	$190,693	$197,709

(10)DEBT
The following table summarizes our total outstanding borrowings:

	Rate	Maturity Date	December 31, 2025	December 31, 2024
2024 Credit Agreement - Revolving credit facility	S + 1.125%	September 2029	$—	$—
Convertible Senior Notes due 2026	0.25%	March 2026	600,000	600,000
Total borrowings			600,000	600,000
Less: unamortized debt discount and debt issuance costs			(337)	(2,066)
Total borrowings, net			599,663	597,934

Current portion of convertible senior notes due 2026, net			599,663	—
Long Term - convertible senior notes due 2026, net			—	597,934
Total Debt			$599,663	$597,934

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
The 2024 Credit Agreement contains certain customary representations and warranties, affirmative and negative covenants, and defined events of defaults. The 2024 Credit Agreement requires us to maintain certain financial ratios and other financial conditions and limits us from making certain investments, advances, cash dividends or loans, and limits incurrence of additional indebtedness and liens. As of December 31, 2025, we had no outstanding borrowings, and we were in compliance with all covenants.
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
2021 Credit Agreement
In connection with the completion of a prior acquisition the Company entered into a $1.4 billion Credit Agreement (the “2021 Credit Agreement”) with the various lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender, and Issuing Lender. The 2021 Credit agreement included a senior unsecured revolving credit facility (which has been replaced by the 2024 credit agreement discussed above) and an amortizing five-year term loan in the aggregate amount of $600.0 million (the “Term Loan A-1”).
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
On September 15, 2025, we entered the Free Convertibility Period (as defined in the Indenture), during which the holders of the Convertible Senior Notes may convert their Convertible Senior Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. We will settle any conversions of the Convertible Senior Notes in a combination of cash and shares of our common stock at maturity. However, upon conversion of any Convertible Senior Notes, the conversion value, which will be determined over an “Observation Period” (as defined in the Indenture) consisting of 30 trading days, will be paid in cash up to the principal amount of the Notes being converted. As of December 31, 2025, no conversions have occurred.
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

Effective Interest Rate
The weighted average interest rate for the borrowings under the Convertible Senior Notes was 0.25% as of December 31, 2025. For the twelve months ended December 31, 2025, the effective interest rate was 0.54% for the Convertible Senior Notes. The following sets forth the interest expense recognized related to the borrowings and commitment fees for unused portions under the 2024 Credit Agreement, the 2021 Credit Agreement and Convertible Senior Notes and is included in interest expense in the accompanying consolidated statements of income:

	Years Ended December 31,
	2025	2024	2023
Contractual interest expense - Revolving Credit Facility	$(968)	$(924)	$(1,539)
Contractual interest expense - Term Loans	—	(761)	(16,016)
Contractual interest expense - Convertible Senior Notes	(1,500)	(1,500)	(1,500)
Amortization of debt discount and debt issuance costs	(2,527)	(2,746)	(4,574)
Total	$(4,995)	$(5,931)	$(23,629)
As of December 31, 2025, we had one outstanding letter of credit totaling $500,000. The letter of credit, which guarantees our performance under a client contract, automatically renews annually unless canceled in writing, and expires in the third quarter of 2026.
(11) FINANCIAL INSTRUMENTS
The following table presents our financial instruments:

	December 31, 2025	December 31, 2024
Cash and cash equivalents	$1,015,400	$744,721
Available-for-sale investments	142,498	34,015
Equity investment	10,000	10,000
Total	$1,167,898	$788,736
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
As of December 31, 2025 and 2024, we have an accrued interest receivable balance of approximately $1.3 million and $227,000, respectively, which is included in accounts receivable, net. We do not measure an allowance for credit losses for accrued interest receivables. We record any losses within the maturity period or at the time of sale of the investment and any write-offs to accrued interest receivables are recorded as reductions to interest income in the period of the loss. During the twelve months ended December 31, 2025, we have recorded no losses for accrued interest receivables. Interest income and amortization of discounts and premiums are included in other income, net in the accompanying consolidated statements of income.

The following table presents the components of our available-for-sale investments:

	December 31, 2025	December 31, 2024
Amortized cost	$142,515	$34,225
Unrealized gains	127	3
Unrealized losses	(144)	(213)
Estimated fair value	$142,498	$34,015
As of December 31, 2025, we have $81.8 million of available-for-sale debt securities with contractual maturities of one year or less and $60.7 million with contractual maturities greater than one year. As of December 31, 2025, 11 available-for-sale securities with a fair value of $8.9 million have been in a loss position for one year or less and four securities with a fair value of $6.1 million have been in a loss position for greater than one year.
The following table presents the activity on our available-for-sale investments:

	Years Ended December 31,
	2025	2024	2023
Proceeds from sales and maturities	$121,890	$15,994	$49,412
Realized gains (losses) on sales, net of tax	6	(18)	—
Our equity investment consists of a minority interest in the common stock of a privately held company that is carried at cost less any impairment write-downs because we do not have the ability to exercise significant influence over the investee and the securities do not have readily determinable fair values. On February 2, 2026, we signed a definitive agreement to acquire the remaining equity interest of this investment. See Note 20 “Subsequent Events” for more information.
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
The following table presents fair values of our financial and debt instruments categorized by their fair value hierarchy as of December 31, 2025:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1,015,400	$—	$—	$1,015,400
Available-for-sale investments	—	142,498	—	142,498
Equity investment	—	—	10,000	10,000
Convertible Senior Notes due 2026	—	607,500	—	607,500

The following table presents fair values of our financial and debt instruments categorized by their fair value hierarchy as of December 31, 2024:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$744,721	$—	$—	$744,721
Available-for-sale investments	—	34,015	—	34,015
Equity investment	—	—	10,000	10,000
Convertible Senior Notes due 2026	—	731,310	—	731,310
Assets that are measured at fair value on a recurring basis
Accounts receivables, accounts payables, short-term obligations and certain other assets carrying value approximate fair value because of the short maturity of these instruments.
As of December 31, 2025, we have $142.5 million in investment grade corporate bonds, U.S. Treasuries and asset-backed securities with maturity dates through 2027. The fair values of these securities are considered Level 2 as they are based on inputs from quoted prices in markets that are not active or other observable market data.
Assets that are measured at fair value on a nonrecurring basis
As of December 31, 2025, our equity investment consists of a minority interest in common stock of a privately held company. As we do not have the ability to exercise significant influence over the investee and the securities do not have readily determinable fair values, our investment is carried at cost less any impairment write-downs. Periodically, our investment is assessed for impairment. We do not reassess the fair value of the investments if there are no identified events or changes in circumstances that indicate fair value of the investment or indicate impairment. No events or changes in circumstances have occurred during the period that require reassessment. There has been no impairment of this investment for the periods presented. This investment is included in other non-current assets in the accompanying consolidated balance sheets. On February 2, 2026, we signed a definitive agreement to acquire the remaining equity interest of this investment. See Note 20 “Subsequent Events” for more information.
As described in Note 1, “Summary of Significant Accounting Policies”, we assess goodwill for impairment annually on October 1. In addition, we review goodwill, property and equipment, and other intangibles for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. During the fourth quarter of 2025, we completed our annual assessment of goodwill which did not result in an impairment charge. Further, for the year ended December 31, 2025,we identified no indicators of impairment to goodwill, property and equipment, and other intangibles; therefore, no impairment was recorded.
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
The following table presents the fair value and carrying value, net, of our Convertible Senior Notes:

	Fair Value at December 31,		Carrying Value at December 31,
	2025	2024	2025	2024
Convertible Senior Notes due 2026	$607,500	$731,310	$599,663	$597,934

(13)INCOME TAX
We adopted ASU 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" on a prospective basis beginning with the year ended December 31, 2025.
Income before provision for income taxes was as follows:

	Years Ended December 31,
	2025	2024	2023
United States	$387,841	$306,402	$196,538
Foreign	2,477	1,765	1,698
Income before income taxes	$390,318	$308,167	$198,236
Income tax provision on income from operations consists of the following:

	Years Ended December 31,
	2025	2024	2023
Current:
Federal	$10,053	$60,612	$85,715
State	20,004	14,807	19,803
Foreign	807	385	503
Total current provision for taxes	30,864	75,804	106,021

Deferred
Federal	41,996	(27,089)	(63,649)
State	1,855	(3,574)	(10,055)
Total deferred provision for (benefit from) taxes	43,851	(30,663)	(73,704)
Income tax provision	$74,715	$45,141	$32,317
A reconciliation of the provision for income taxes to the amount computed by applying the 21% U.S. statutory income tax rate to our effective income tax expense rate for operations after the adoption of ASU 2023-09 is as follows:

	Years Ended December 31,
	2025	%
U.S. federal statutory tax rate	$81,967	21.0%
State and local income taxes. net of federal income tax effect[1]	17,658	4.5
Foreign tax effects	287	0.1
Effect of cross-border tax laws	(121)	—
Tax credits	(18,398)	(4.7)
Nontaxable or nondeductible items
Excess tax benefits of share-based compensation	(15,047)	(3.9)
Executive compensation	4,009	1.0
Other	2,222	0.6
Changes in uncertain tax positions	2,138	0.5
Effective tax rate	$74,715	19.1%
1 State taxes in California, Illinois, Massachusetts, New Jersey, Virginia, Kansas, Texas, Pennsylvania made up the majority (greater than 50 percent) of the tax effect in this category.

A reconciliation of the provision for income taxes to the amount computed by applying the 21% U.S. statutory income tax rate to our effective income tax expense rate for operations before the adoption of ASU 2023-09 is as follows:

	Years Ended December 31,
	2024	2023
Federal income tax expense at statutory rate	$64,715	$41,630
State income tax, net of federal income tax benefit	8,917	6,881
Excess tax benefits of share-based compensation	(21,143)	(9,325)
Tax credits	(22,095)	(20,494)
Non-deductible business expenses	4,786	5,191
Uncertain tax positions	10,109	7,647
Other, net	(148)	787
	$45,141	$32,317
The tax effects of the major items recorded as deferred tax assets and liabilities as of December 31 are:

	2025	2024
Deferred income tax assets:
Capitalized research and experimental expenditures	$96,038	$157,812
Operating expenses not currently deductible	11,961	8,593
Share-based compensation and other employee benefit plans	24,842	22,095
Loss and credit carryforwards	5,349	5,836
Deferred revenue	7,516	1,670
Other	9	55
Total deferred income tax assets	145,715	196,061
Valuation allowance	(1,133)	(794)
Total deferred income tax assets, net of valuation allowance	144,582	195,267

Deferred income tax liabilities:
Intangible assets	(211,411)	(223,459)
Property and equipment	(8,794)	(5,624)
Prepaid expenses	(19,440)	(13,687)
Total deferred income tax liabilities	(239,645)	(242,770)
Net deferred income tax liabilities	$(95,063)	$(47,503)
On July 4, 2025, the reconciliation bill, commonly referred to as the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA includes a broad range of tax reform provisions that may affect our Company. The OBBBA allows an elective deduction for domestic Research and Development (“R&D”), a reinstatement of elective 100% first-year bonus depreciation, and a more favorable tax rate on Foreign-Derived Deduction Eligible Income and income from non-U.S. subsidiaries (“Net CFC Tested Income”), among other provisions. In 2025, we recognized the effects of the OBBBA, which resulted in a $72.9 million decrease in our deferred tax asset associated with capitalized research and experimental expenditures and a corresponding reduction in current income tax liabilities. The legislation did not have a material impact on our income tax expense for 2025.
As of December 31, 2025, we had after-tax federal and state net operating loss and net tax credit carryforwards of $5.3 million, that will begin expiring in 2033, if not utilized. The acquired carryforwards are subject to an annual limitation but are expected to be realized. A valuation allowance was recorded against a state research and development credit carryforward in 2025 for $1.1 million due to state taxable income limitations on credit utilization. We believe it is more likely than not that all other deferred tax assets will be realized. However, the amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of taxable income or reversing taxable temporary differences are revised.

The following table provides a reconciliation of the gross unrecognized tax benefits from uncertain tax positions for the years ended December 31:

	2025	2024
Balance at beginning of period	$29,755	$20,869
Additions for tax positions of prior period	2,095	4,970
Reductions for tax positions of prior period	(103)	—
Additions for tax positions of current period	5,078	4,346
Settlements	(496)	—
Expiration of statutes of limitations	(4,190)	(430)
Balance at end of period	$32,139	$29,755
As of December 31, 2025 and December 31, 2024, we had uncertain tax positions of $34.3 million and $32.2 million, including interest and penalties of $2.2 million and $2.4 million, respectively, recorded within deferred tax liabilities, other long-term assets, and other long-term liabilities in our consolidated balance sheets. The total amount of unrecognized tax benefits, net of the federal income tax benefit of state taxes, if recognized, that would affect the effective tax rate is $31.0 million, $28.6 million and $20.1 million as of December 31, 2025, 2024, and 2023, respectively.
We are subject to U.S. federal income tax, as well as income tax of multiple state, local and foreign jurisdictions. We are routinely subject to income tax examinations by these taxing jurisdictions, but we do not have a history of, nor do we expect any material adjustments as a result of these examinations. With few exceptions, major U.S. federal, state, local and foreign jurisdictions are no longer subject to examination for years before 2021. As of February 18, 2026, no significant adjustments have been proposed by any taxing jurisdiction.
The Company paid income taxes in the following jurisdictions as of December 31:

2025
U.S federal taxes	$26,007
State and local taxes
California	2,289
Other	11,825
Foreign taxes	640
Total income taxes paid	$40,761
The amount of cash income taxes we paid during the years ended December 31, 2024 and 2023 was $84.2 million and $142.8 million, respectively.

(14) SHAREHOLDERS’ EQUITY
The following table details activity in our common stock:

	Years Ended December 31,
	2025		2024		2023
	Shares	Amount	Shares	Amount	Shares	Amount
Treasury stock purchases	(303)	$(174,650)	—	$—	—	$—
Exercise of stock options and vesting of restricted stock units	505	49,373	739	97,474	514	44,697
Issuance of shares pursuant to employee stock purchase plan	39	18,848	43	17,631	52	16,196
Employee taxes paid for withheld shares upon equity award settlement	(84)	(46,229)	(78)	(40,261)	(74)	(27,737)
Issuance of shares for acquisitions	—	—	—	—	15	5,675
Reimbursement of shares from escrow	—	—	(30)	(10,425)	—	—
During 2025, we repurchased approximately 303,067 shares of our common stock for an aggregate purchase price of $174.7 million.
As of February 18, 2026, we have remaining authorization from our Board of Directors to repurchase up to $885.0 million of our common stock under the new repurchase plan.
(15) SHARE-BASED COMPENSATION
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
As of December 31, 2025, there were 3.9 million shares available for future grants under the Amended and Restated 2018 Stock Incentive Plan from the 27.5 million shares previously approved by the shareholders.
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
During fiscal years 2025, 2024 and 2023, no stock option awards were issued; therefore no Black-Scholes model assumptions are reportable.
Share-Based Award Activity
Stock Options
Options granted, exercised, forfeited and expired are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	739	$248.52
Granted	—	—
Exercised	(239)	206.54
Forfeited	—	—
Outstanding at December 31, 2025	500	$268.58	3	$94,332
Exercisable at December 31, 2025	493	$266.69	3	$93,798
We had unvested options to purchase approximately 7,500 shares with a weighted average grant date exercise price of $392.95 as of December 31, 2025, and unvested options to purchase approximately 40,000 shares with a weighted average grant date exercise price of $371.20 as of December 31, 2024.
Other information pertaining to option activity was as follows during the twelve months ended December 31:

	2025	2024	2023
Weighted average grant-date fair value of stock options granted	$—	$—	$—
Total intrinsic value of stock options exercised	$89,332	$159,022	$58,261
Restricted Stock Units and Performance Stock Units
The following table summarizes restricted stock unit and performance stock unit activity during the periods presented (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at December 31, 2024	661	$435.18
Granted	231	545.22
Vested	(266)	435.99
Forfeited	(18)	493.99
Unvested at December 31, 2025	608	$474.97

Share-Based Compensation Expense
The following table summarizes share-based compensation expense related to share-based awards which is recorded in the consolidated statements of income:

	Years Ended December 31,
	2025	2024	2023
Cost of revenues	$36,129	$31,322	$26,607
Operating expenses	115,147	91,491	81,731
Total share-based compensation expense	151,276	122,813	108,338
Total tax benefit	(52,264)	(62,593)	(32,997)
Net decrease in net income	$99,012	$60,220	$75,341
As of December 31, 2025, we had $191.7 million of total unrecognized compensation cost related to unvested options and restricted stock units which is expected to be amortized over a weighted average amortization period of 2.0 years.
Employee Stock Purchase Plan
Under our Employee Stock Purchase Plan (“ESPP”) participants may contribute up to 15% of their annual compensation to purchase common shares of Tyler. The purchase price of the shares is equal to 85% of the closing price of Tyler shares on the last day of each quarterly offering period. As of December 31, 2025, there were 443,000 shares available for future issuances under the ESPP from the 2.0 million shares previously approved by the stockholders.
(16) EARNINGS PER SHARE
The following table details the reconciliation of basic earnings per share to diluted earnings per share:

	Years Ended December 31,
	2025	2024	2023
Numerator for basic and diluted earnings per share:
Net income	$315,603	$263,026	$165,919
Denominator:
Weighted-average basic common shares outstanding	43,095	42,611	42,024
Assumed conversion of dilutive securities:
Stock awards	590	793	745
Convertible Senior Notes	127	93	—
Denominator for diluted earnings per share - Adjusted weighted-average shares	43,812	43,497	42,769
Earnings per common share:
Basic	$7.32	$6.17	$3.95
Diluted	$7.20	$6.05	$3.88
Stock awards representing the right to purchase common stock of approximately 66,000 shares in 2025, 67,000 shares in 2024, and 343,000 shares in 2023, were not included in the computation of diluted earnings per share because their inclusion would have had an antidilutive effect.
We have used the if-converted method for calculating any potential dilutive effect of the Convertible Senior Notes on our diluted net income per share if our average stock price for the period exceeded the conversion price of $493.44 per share of common stock. Under the if-converted method, the Notes are assumed to be converted at the beginning of the period and the resulting common shares, if dilutive, are included in the denominator of the diluted earnings per share calculation for the entire period being presented. For the twelve months ended December 31, 2025 and 2024, our average stock price for the period exceeded the conversion price resulting in a dilutive impact of the if-converted method as reflected in the table above. For the twelve months ended December 31, 2023, our average stock price for the period did not exceed the conversion price, therefore there was no dilutive impact as reflected in the table above.

(17) LEASES
We lease office facilities, transportation and other equipment for use in our operations. Most of our leases are non-cancelable operating lease agreements with remaining terms of one to 10 years. Some of these leases include options to extend for up to six years. We have no finance leases as of December 31, 2025. Right-of-use lease assets and lease liabilities for our operating leases are recorded in the consolidated balance sheets. We incurred no lease restructuring costs during 2025 and 2024, and $6.4 million in 2023, respectively.
The components of operating lease expense were as follows:

Lease Costs	Years ended December 31,
	2025	2024	2023
Operating lease cost	$10,958	$9,166	$19,468
Short-term lease cost	2,046	2,124	2,121
Variable lease cost	952	768	1,009
Net lease cost	$13,956	$12,058	$22,598
Supplemental information related to leases is as follows:

Other Information	Years ended December 31,
	2025	2024	2023
Cash flows:
Cash paid amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$12,368	$12,578	$12,555

Right-of-use assets obtained in exchange for lease obligations (non-cash):
Operating leases	$13,318	$4,404	$3,383

Lease term and discount rate:
Weighted average remaining lease term (years)	6	6	7
Weighted average discount rate	3.60%	3.22%	1.59%
As of December 31, 2025, maturities of lease liabilities were as follows:

Year ending December 31,	Amount
2026	$10,602
2027	10,278
2028	6,719
2029	5,602
2030	5,132
Thereafter	9,526
Total lease payments	47,859
Less: Interest	(4,914)
Present value of operating lease liabilities	$42,945
Rental income from third parties
We own office buildings in Falmouth, Yarmouth and Orono, Maine; Lubbock and Plano, Texas; Troy, Michigan; Latham, New York; Moraine, Ohio; and Kingston Springs, Tennessee. We lease space in some of these buildings to third-party tenants. The property we lease to others under operating leases consists primarily of specific facilities where one tenant obtains substantially all of the economic benefit from the asset and has the right to direct the use of the asset. These non-cancelable leases expire between 2026 and 2035, and some have options to extend the lease for up to 10 years. We determine if an arrangement is a lease at inception. None of our leases allow the lessee to purchase the leased asset.

Rental income from third-party tenants was $2.7 million in 2025, $3.2 million in 2024, and $2.1 million in 2023. Rental income is included in hardware and other revenue on the consolidated statements of income. As of December 31, 2025, future minimum operating rental income based on contractual agreements is as follows:

Year ending December 31,	Amount
2026	$2,538
2027	2,276
2028	2,029
2029	1,355
2030	1,385
Thereafter	4,196
Total	$13,779
As of December 31, 2025, we had no additional significant operating or finance leases that had not yet commenced.
(18) EMPLOYEE BENEFIT PLANS
We provide a defined contribution plan for the majority of our employees meeting minimum service requirements. Eligible employees can contribute up to 30% of their current compensation to the plan subject to certain statutory limitations. We contribute up to a maximum of 3% of an employee’s compensation to the plan. We made contributions to the plan and charged operating results $20.7 million in 2025, $19.1 million in 2024, and $18.6 million in 2023.
(19) COMMITMENTS AND CONTINGENCIES
Litigation
During the first quarter of 2022, we received a notice of termination for convenience under a contractual arrangement with a state government client. Upon receipt of the termination notice, we ceased performing services under the contractual arrangement and sought payment of contractually owed fees in connection with the termination for convenience.
The client was unresponsive to our outreach for several months, and on August 23, 2022, we filed a lawsuit to enforce our rights and remedies under the applicable contractual arrangement. The client subsequently asked us to negotiate directly with the client to attempt to resolve the dispute. The negotiations were not successful, and on March 20, 2024, we reinitiated our lawsuit. A December 2025 mediation did not result in a resolution of the dispute. Although we believe our products and services were delivered in accordance with the terms of our contract and that we are entitled to payment in connection with the termination for convenience, at this time the matter remains unresolved. Amounts reserved related to this matter are included in our allowance for losses and sales adjustments as of December 31, 2025. We can provide no assurances that we will not incur additional costs as we pursue our rights and remedies under the contract.
Purchase Commitments
We have contractual obligations for third-party technology used in our solutions and for other services that we purchase as part of our normal operations. In certain cases, these arrangements require a minimum annual purchase commitment by us. As of December 31, 2025, the remaining aggregate minimum purchase commitment under these arrangements was approximately $569 million through 2031. Future minimum payments related to purchase commitments based on contractual agreements are as follows:

Year ending December 31,	Amount
2026	$87,356
2027	83,537
2028	90,631
2029	93,436
2030	103,436
Thereafter	110,936
Total	$569,332

(20) SUBSEQUENT EVENTS
On February 2, 2026, we signed a definitive agreement to acquire the remaining equity interest of privately held company in which we currently hold a minority interest. The transaction, which has a cash purchase price of approximately $212.5 million, is expected to close in the first quarter of 2026, subject to the satisfaction of customary closing conditions and regulatory approvals.