Form 10-Q
period 2026-03-31
TYLER TECHNOLOGIES INC
filed 2026-04-29
CIK 860731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐     No   ☒
The number of shares of common stock of registrant outstanding on April 27, 2026 was 42,167,455.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues:
Subscriptions	$429,745	$374,989
Maintenance	108,874	112,801
Professional services	60,807	64,050
Other	14,077	13,325
Total revenues	613,503	565,165

Cost of revenues:
Subscriptions, maintenance, and professional services	293,547	278,053
Amortization of software development	5,624	5,379
Amortization of acquired software	8,984	9,294
Other	8,914	5,358
Total cost of revenues	317,069	298,084

Gross profit	296,434	267,081

Sales and marketing expense	38,797	36,473
General and administrative expense	83,965	79,452
Research and development expense	59,727	47,844
Amortization of other intangibles	14,133	14,139

Operating income	99,812	89,173

Interest expense	(1,066)	(1,246)
Other income, net	7,676	7,363
Income before income taxes	106,422	95,290
Income tax provision	25,242	14,238
Net income	$81,180	$81,052

Earnings per common share:
Basic	$1.90	$1.88
Diluted	$1.88	$1.84
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net income	$81,180	$81,052
Other comprehensive (loss) income, net of tax:
Securities available-for-sale and transferred securities:
Change in net unrealized holding (losses) gains on available-for-sale securities during the period	(265)	73
Reclassification adjustment for (net income) loss on sale of available-for-sale securities, included in net income	(3)	1
Other comprehensive (loss) income, net of tax	(268)	74
Comprehensive income	$80,912	$81,126
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)

	March 31, 2026 (unaudited)	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$316,010	$1,015,400
Accounts receivable (less allowance for losses and sales adjustments of $26,422 at 2026 and $31,972 at 2025)	572,998	638,798
Short-term investments	30,344	81,800
Prepaid expenses	97,562	74,734
Income tax receivable	14,613	23,748
Other current assets	9,567	9,408
Total current assets	1,041,094	1,843,888
Accounts receivable, long-term	8,271	5,968
Operating lease right-of-use assets	40,454	35,602
Property and equipment, net	158,815	160,355
Other assets:
Software development costs, net	58,836	68,371
Goodwill	2,591,709	2,590,013
Other intangibles, net	755,741	780,414
Non-current investments	51,455	60,698
Other non-current assets	92,244	93,599
	$4,798,619	$5,638,908
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$186,142	$174,653
Accrued liabilities	133,257	190,693
Operating lease liabilities	10,594	9,598
Deferred revenue	709,780	780,838
Current portion of convertible senior notes due 2026, net	—	599,663
Total current liabilities	1,039,773	1,755,445
Deferred revenue, long-term	21,059	20,988
Deferred income taxes	109,210	95,063
Operating lease liabilities, long-term	37,366	33,347
Other long-term liabilities	32,978	31,276
Total liabilities	1,240,386	1,936,119
Commitments and contingencies	—	—
Shareholders' equity:
Preferred stock, $10.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 48,147,969 shares issued and outstanding as of March 31, 2026 and December 31, 2025	481	481
Additional paid-in capital	1,570,196	1,616,119
Accumulated other comprehensive loss, net of tax	(279)	(11)
Retained earnings	2,263,582	2,182,402
Treasury stock, at cost; 5,701,076 and 5,027,037 shares in 2026 and 2025, respectively	(275,747)	(96,202)
Total shareholders' equity	3,558,233	3,702,789
	$4,798,619	$5,638,908
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$81,180	$81,052
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	38,949	34,621
(Gains) losses from sale of investments	(3)	1
Share-based compensation expense	37,159	37,660
Amortization of operating lease right-of-use assets	2,323	2,288
Deferred income tax benefit	14,213	(11,080)
Changes in operating assets and liabilities, exclusive of effects of acquired companies:
Accounts receivable	63,444	28,176
Income tax payable	9,135	24,508
Prepaid expenses and other current assets	(21,801)	(26,154)
Accounts payable	11,489	14,346
Operating lease liabilities	(2,162)	(2,842)
Accrued liabilities	(57,340)	(67,490)
Deferred revenue	(71,026)	(60,099)
Other long-term liabilities	1,702	1,171
Net cash provided by operating activities	107,262	56,158

Cash flows from investing activities:
Additions to property and equipment	(3,237)	(2,335)
Purchase of marketable security investments	(1,358)	(71,993)
Proceeds and maturities from marketable security investments	61,858	1,756
Investment in software development	(1,260)	(5,550)
Cost of acquisitions, net of cash acquired	(20)	(18,024)
Other	(8)	(23)
Net cash provided (used) by investing activities	55,975	(96,169)

Cash flows from financing activities:
Payment on convertible senior notes	(600,000)	—
Purchase of treasury shares	(250,063)	—
Payment of employee taxes paid for withheld shares upon equity award settlement, net of proceeds from exercise of stock options	(16,365)	1,526
Contributions from employee stock purchase plan	3,801	3,970
Other	—	(4,477)
Net cash (used) provided by financing activities	(862,627)	1,019

Net (decrease) in cash and cash equivalents	(699,390)	(38,992)
Cash and cash equivalents at beginning of period	1,015,400	744,721
Cash and cash equivalents at end of period	$316,010	$705,729
See accompanying notes.

	Three Months Ended March 31,
	2026	2025
Supplemental cash flow information:
Cash paid for interest	$1,192	$969
Cash paid (received) for income taxes, net	46	(323)
Non-cash investing and financing activities:
Non-cash additions to property and equipment	$136	$125

TYLER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2025	48,148	$481	$1,616,119	$(11)	$2,182,402	(5,027)	$(96,202)	$3,702,789
Net income	—	—	—	—	81,180	—	—	81,180
Other comprehensive loss, net of tax	—	—	—	(268)	—	—	—	(268)
Exercise of stock options and vesting of restricted stock units	—	—	(81,235)	—	—	169	83,851	2,616
Employee taxes paid for withheld shares upon equity award settlement	—	—	—	—	—	(53)	(18,981)	(18,981)
Share-based compensation	—	—	37,159	—	—	—	—	37,159
Issuance of shares pursuant to employee stock purchase plan	—	—	(1,847)	—	—	10	5,648	3,801
Treasury stock purchases	—	—	—	—	—	(800)	(250,063)	(250,063)
Balance at March 31, 2026	48,148	$481	$1,570,196	$(279)	$2,263,582	(5,701)	$(275,747)	$3,558,233

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2024	48,148	$481	$1,539,301	$(157)	$1,866,799	(5,184)	$(18,002)	$3,388,422
Net income	—	—	—	—	81,052	—	—	81,052
Other comprehensive income, net of tax	—	—	—	74	—	—	—	74
Exercise of stock options and vesting of restricted stock units	—	—	958	—	—	165	15,486	16,444
Employee taxes paid for withheld shares upon equity award settlement	—	—	—	—	—	(24)	(14,918)	(14,918)
Share-based compensation	—	—	37,660	—	—	—	—	37,660
Issuance of shares pursuant to employee stock purchase plan	—	—	3,937	—	—	8	33	3,970
Balance at March 31, 2025	48,148	$481	$1,581,856	$(83)	$1,947,851	(5,035)	$(17,401)	$3,512,704

Tyler Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Tables in thousands, except per share data)

(1)    Basis of Presentation
We prepared the accompanying condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States (“GAAP”), for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted for interim periods. Balance sheet amounts are as of March 31, 2026, and December 31, 2025, and operating result amounts are for the three months ended March 31, 2026, and March 31, 2025, respectively, and include all normal and recurring adjustments that we considered necessary for the fair summarized presentation of our financial position and operating results. As these are condensed financial statements, one should also read the financial statements and notes included in our latest Form 10-K for the year ended December 31, 2025. Revenues, expenses, assets, and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year. Certain amounts for previous years have been reclassified to conform to the current year presentation. As of January 1, 2026, we have elected to combine software license and royalties revenue and hardware and other revenue into a single revenue category, along with a corresponding adjustment within cost of revenues on the condensed consolidated statement of income for all reporting periods presented to simplify presentation and enhance the usefulness of our financial statements.
Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and includes all components of net income (loss) and other comprehensive income (loss). During the three months ended March 31, 2026, we had approximately $268,000, of other comprehensive loss, net of taxes, from our available-for-sale investment holdings and $74,000, of other comprehensive income during the three months ended March 31, 2025.
(2)    Accounting Standards and Significant Accounting Policies
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no changes to our significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 18, 2026, that have had a material impact on our condensed consolidated financial statements and related notes. See Recently Pronounced Accounting Standards below.
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

We earn the majority of our revenues from subscription-based services and post-contract client support (“PCS” or “maintenance”). Subscription-based services consist primarily of revenues derived from SaaS arrangements and transaction-based fees. Other sources of revenue are professional services and other revenue including software licenses, royalties, hardware and other. Certain arrangements with clients contain multiple performance obligations that range from software license deliveries, installation, training, consulting, software modification and customization to meet specific client needs; software as a service (“SaaS”); transaction-based fees; and PCS. For these contracts, we evaluate whether separate performance obligations can be distinct or should be accounted for as one performance obligation. Arrangements that include professional services, such as training or installation, are evaluated to determine whether those services are highly interdependent or interrelated to the product’s functionality. The transaction price is allocated to the distinct performance obligations on a relative standalone selling price (“SSP”) basis. We determine the SSP based on our overall pricing objectives, taking into consideration market conditions and other factors, including the value of our contracts, the applications sold, client demographics, and the number and types of users within our contracts.
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
Transaction-based fees primarily relate to digital government services and online payment services, which are sometimes offered with the assistance of third-party vendors. When we are the principal in a transaction, we recognize revenue on a gross basis. Otherwise, we net the cost of revenue associated with the service against the gross revenue (amount billed to the client) and record the net amount as revenue.
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
Maintenance (Post-Contract Client Support)
Our clients generally enter into PCS agreements when they license our software. PCS includes telephone support, bug fixes, and rights to upgrades on a when-and-if available basis. PCS is considered distinct when purchased with our software licenses. Our PCS agreements are typically renewable annually. PCS is recognized over time on a straight-line basis over the period the PCS is provided. All significant costs and expenses associated with PCS are expensed as incurred.
Professional Services
When professional services are distinct, the fee allocable to the service obligation is recognized over the time we perform the services. Contract fees are typically billed on a time and material or a milestone basis as defined within contract terms. We record amounts that have been invoiced in accounts receivable and in deferred revenue or revenues, depending on whether the revenue recognition criteria have been met.

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
Other
Other revenue primarily consists of our software license arrangements, royalties from third-party agreements and computer hardware. Software license arrangements involve “off-the-shelf” software. We recognize the revenue allocable to “off-the-shelf” software licenses and specified upgrades at a point in time when control of the software license transfers to the client, unless the software is not considered distinct. For arrangements that involve significant production, modification or customization of the software, or where professional services are otherwise not considered distinct, we recognize revenue over time by measuring progress-to-completion generally using labor hours. Software license fees are billed in accordance with the contract terms. Typically, a majority of the fee is due when access to the software license is made available to the client and the remainder of the fee is due over a passage of time stipulated by the contract.
We recognize royalty revenue when the sale occurs under the terms of our third-party royalty arrangements. Currently, our third-party royalties are recognized on an estimated basis and adjusted if needed, when we receive notice of amounts we are entitled to receive.
Computer hardware is recognized at a point in time when control of the equipment is transferred to the client.
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
Accounts receivable is as follows:

	March 31, 2026	December 31, 2025
Accounts receivable - current	$572,998	$638,798
Accounts receivable - long term	8,271	5,968
Total accounts receivable	$581,269	$644,766
Total accounts receivable, including total current and long-term accounts receivable, net of allowance for losses and sales adjustments, was $581.3 million and $644.8 million, as of March 31, 2026, and December 31, 2025, respectively. We have recorded unbilled receivables of $91.1 million and $98.4 million as of March 31, 2026, and December 31, 2025, respectively. Unbilled receivables expected to be collected within one year have been included with the current portion of accounts receivable in the accompanying condensed consolidated balance sheets. Unbilled receivables and retention receivables expected to be collected past one year have been included with the long-term portion of accounts receivable in the accompanying condensed consolidated balance sheets. Unbilled receivables also include retention receivables of $13.0 million and $12.3 million as of March 31, 2026, and December 31, 2025, respectively, which become payable upon the completion of the contract or completion of our fieldwork and formal hearings.
We maintain allowances for losses and sales adjustments, which are recorded against revenue at the time the loss is incurred. Because most of our clients are domestic governmental entities, we rarely incur a credit loss resulting from the inability of a client to make required payments. Consequently, we have not recorded a reserve for credit losses. Events or changes in circumstances that indicate the carrying amount for the allowances for losses and sales adjustments may require revision include, but are not limited to, managing our client’s expectations regarding the scope of the services to be delivered and defects or errors in new versions or enhancements of our software products. Our allowances for losses and sales adjustments are $26.4 million and $32.0 million as of March 31, 2026, and December 31, 2025, respectively.

GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
We perform an impairment assessment annually on October 1, or more frequently if indicators of potential impairment exist. An impairment assessment includes evaluating qualitative and quantitative factors to assess the likelihood of an impairment of each reporting unit’s goodwill. If the conclusion of an impairment assessment is that it is more likely than not that the fair value of the reporting unit is more than its carrying value, goodwill is not considered impaired, and we are not required to perform the quantitative goodwill impairment test. If the conclusion of an impairment assessment is that it is more likely than not that the fair value is less than its carrying value, we perform the quantitative goodwill impairment test, which compares the fair value of the reporting unit to its carrying value. Impairments, if any, are based on the excess of the carrying amount over the fair value.
For the three months ended March 31, 2026, there have been no impairments to goodwill in any of the periods presented. Adverse changes in the qualitative factors, including possible further declines in our market capitalization or higher discount rates implied by market conditions could require us to perform a quantitative impairment test and may result in the recognition of a goodwill impairment in future periods.
Other Intangible Assets
We make judgments about the recoverability of purchased intangible assets other than goodwill whenever events or changes in circumstances indicate that an impairment may exist. Client base and acquired software each comprise approximately half of our purchased intangible assets other than goodwill. We review our client turnover each year for indications of impairment. If indications of impairment are determined to exist, we measure the recoverability of assets by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the assets exceeds their estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the assets exceeds the fair value of the assets. For the three months ended March 31, 2026, there have been no significant impairments of intangible assets in any of the periods presented.
RECENTLY PRONOUNCED ACCOUNTING STANDARDS
In December 2025, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2025-11 - Interim Reporting (Topic 270): Narrow-scope Improvement. This ASU clarifies and reorganizes existing interim reporting guidance in ASC 270 to improve readability and consistency, without adding new disclosure requirements. It also introduces a clear disclosure principle for material events and changes occurring since the last annual period, aligning GAAP more closely with prior SEC practice. It is effective for annual reporting periods beginning after December 15, 2028, and interim periods within those annual reporting periods, with early adoption permitted. This guidance is not expected to have a material impact on the Company’s financial statements.
In September 2025, the FASB issued ASU 2025-06 - Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This update removes the prescriptive software development “project stages” and requires capitalization of software costs once (1) management authorizes and commits funding and (2) completion and use are probable. Entities must evaluate significant development uncertainty related to technological innovations or performance requirements. The amendments also require Subtopic 360-10 disclosures for all capitalized internal-use software costs and clarify that intangible asset disclosures under Subtopic 350-30 are not required. The standard is effective for annual periods beginning after December 15, 2027, and interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of this guidance on the Company’s financial statements.
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

(3)    Segment and Related Information
Reportable segments are determined based on the Company’s management approach. The management approach, as defined by FASB ASC 280 “Segment Reporting,” is based on the way that the Chief Operating Decision Maker (“CODM”) organizes the segments within an enterprise for making decisions about resources to be allocated and assessing their performance. Our CODM, for purposes of FASB ASC 280, is our chief executive officer.
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
The CODM uses segment operating income or loss to assess performance and to allocate resources (including employees, property, and financial or capital resources) for each segment, predominantly in the annual budget and forecasting process. During the fiscal periods presented, we had no significant transactions between reportable segments. Corporate unallocated amounts are comprised of non-cash amortization of intangible assets associated with acquisitions, depreciation associated with unallocated property and equipment assets, compensation costs for the executive management team and certain shared services staff such as internal infrastructure costs and share-based compensation expense for the entire company. Corporate unallocated amounts also include incidental revenues and expenses related to a company-wide user conference and rental income.

For the three months ended March 31, 2026	Enterprise Software	Platform Technologies	Totals
Revenues
Subscriptions:
SaaS	$200,132	$22,224
Transaction-based fees	95,039	112,350
Maintenance	103,327	5,547
Professional services	53,258	7,549
Other revenues	12,997	393
Total segment revenues	464,753	148,063	612,816
Less:
Cost of revenues	192,863	103,341
Sales and marketing expense	25,376	4,907
General and administrative expense	11,520	18,014
Research and development expense	48,734	4,076
Segment operating income	$186,260	$17,725	$203,985

For the three months ended March 31, 2025	Enterprise Software	Platform Technologies	Totals
Revenues
Subscriptions:
SaaS	$158,741	$21,339
Transaction-based fees	69,839	125,070
Maintenance	106,979	5,822
Professional services	54,593	9,457
Other revenues	12,594	41
Total segment revenues	402,746	161,729	564,475
Less:
Cost of revenues	169,287	108,993
Sales and marketing expense	25,267	4,731
General and administrative expense	11,592	13,401
Research and development expense	37,680	4,318
Segment operating income	$158,920	$30,286	$189,206

	Three Months Ended March 31,
Reconciliation of reportable segment operating income to the Company's consolidated totals:	2026	2025
Total segment operating income	$203,985	$189,206
Corporate unallocated:
Total revenues	687	690
Cost of revenues	(20,865)	(19,804)
Sales and marketing expense	(8,514)	(6,475)
General and administrative expense	(54,431)	(54,459)
Research and development expense	(6,917)	(5,846)
Amortization of other intangibles	(14,133)	(14,139)
Interest expense	(1,066)	(1,246)
Other income, net	7,676	7,363
Income before income taxes	$106,422	$95,290

The following table presents reconciliations of segment revenues from external customers and other segment information to the Company’s consolidated totals:

	Three Months Ended March 31,
Revenues:	2026	2025
ES	$464,753	$402,746
PT	148,063	161,729
Corporate unallocated	687	690
Total consolidated	$613,503	$565,165

Depreciation and amortization expense:
ES	$1,879	$973
PT	9,481	4,341
Corporate unallocated	27,589	29,307
Total consolidated	$38,949	$34,621

Software development expenditures:
ES	$—	$1,549
PT	1,260	3,991
Corporate	—	10
Total consolidated	$1,260	$5,550

Capital expenditures:
ES	$804	$730
PT	441	939
Corporate	1,992	666
Total consolidated	$3,237	$2,335

Segment assets:	March 31, 2026	December 31, 2025
ES	$461,269	$534,864
PT	386,632	416,998
Corporate	3,950,718	4,687,046
Total consolidated	$4,798,619	$5,638,908
Segment assets primarily consist of net accounts receivable, prepaid expenses and other current assets, and net property and equipment and software development costs, net. Corporate assets primarily consist of cash and investments; prepaid insurance; goodwill and intangibles associated with acquisitions; deferred income taxes; software development costs, net; and net property and equipment mainly related to unallocated information and technology assets. Certain depreciation and amortization expense for the prior period has been reclassified to corporate unallocated to be consistent with the current year presentation that better aligns with the classification of certain assets on the condensed consolidated balance sheets as corporate.

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
Recurring revenues and non-recurring revenues recognized during the period are as follows:

For the three months ended March 31, 2026	Enterprise Software	Platform Technologies	Corporate Unallocated	Totals
Revenues
Subscriptions:
SaaS	$200,132	$22,224	$—	$222,356
Transaction-based fees	95,039	112,350	—	207,389
Maintenance	103,327	5,547	—	108,874
Total recurring revenues	398,498	140,121	—	538,619

Professional services	53,258	7,549	—	60,807
Other revenues	12,997	393	687	14,077
Total non-recurring revenues	66,255	7,942	687	74,884

Total revenues	$464,753	$148,063	$687	$613,503

For the three months ended March 31, 2025	Enterprise Software	Platform Technologies	Corporate Unallocated	Totals
Revenues
Subscriptions:
SaaS	$158,741	$21,339	$—	$180,080
Transaction-based fees	69,839	125,070	—	194,909
Maintenance	106,979	5,822	—	112,801
Total recurring revenues	335,559	152,231	—	487,790

Professional services	54,593	9,457	—	64,050
Other revenues	12,594	41	690	13,325
Total non-recurring revenues	67,187	9,498	690	77,375

Total revenues	$402,746	$161,729	$690	$565,165

(5)    Deferred Revenue and Performance Obligations
Total deferred revenue, including long-term, by segment is as follows:

	March 31, 2026	December 31, 2025
Enterprise Software	$683,764	$755,894
Platform Technologies	39,341	39,443
Corporate	7,734	6,489
Totals	$730,839	$801,826
Changes in total deferred revenue, including long-term, were as follows:

Three Months Ended March 31, 2026
Balance as of December 31, 2025	$801,826
Deferral of revenue	345,462
Recognition of deferred revenue	(416,449)
Balance as of March 31, 2026	$730,839
Remaining Performance Obligations
We expect to recognize as revenue approximately 97% of our deferred revenue balance as of March 31, 2026, in the next 12 months, and the remainder thereafter. We believe the portion of transaction price allocated to the remaining performance obligations which is not included in our deferred revenue balance is not a meaningful indicator of future revenue due to contracts with transaction-based fees that vary with transaction activity, the variability in subscription term lengths, and termination provisions included in some contracts that limit inclusion and cause variability from period to period.
(6)    Deferred Commissions
Deferred commissions are as follows:

	March 31, 2026	December 31, 2025
Prepaid commissions	$21,809	$24,006
Long-term deferred commissions	53,442	54,561
Total deferred commissions	$75,251	$78,567
Amortization expense related to deferred commissions is as follows:

	Three Months Ended March 31,
	2026	2025
Amortization expense	$6,419	$5,100
Deferred commissions have been included with prepaid expenses for the current portion and other non-current assets for the long-term portion in the accompanying condensed consolidated balance sheets. Amortization expense related to deferred commissions is included in sales and marketing expense in the accompanying condensed consolidated statements of income.
(7)    Acquisitions
We did not complete any new acquisitions during the three months ended March 31, 2026.

(8)    Debt
The following table summarizes our total outstanding borrowings:

	Rate	Maturity Date	March 31, 2026	December 31, 2025
2024 Credit Agreement - Revolving credit facility	S + 1.125%	September 2029	$—	$—
Convertible Senior Notes due 2026	0.25%	March 2026	—	600,000
Total borrowings			—	600,000
Less: unamortized debt discount and debt issuance costs			—	(337)
Total borrowings, net			—	599,663

Current portion of convertible senior notes due 2026, net			—	599,663
Total Debt			$—	$599,663
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
The 2024 Credit Agreement contains certain customary representations and warranties, affirmative and negative covenants, and defined events of defaults. The 2024 Credit Agreement requires us to maintain certain financial ratios and other financial conditions and limits us from making certain investments, advances, cash dividends or loans, and limits incurrence of additional indebtedness and liens. As of March 31, 2026, we had no outstanding borrowings, and we were in compliance with all covenants.
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
Convertible Senior Notes due 2026
On March 15, 2026, the Company repaid the $600.0 million aggregate principal amount of its 0.25% Convertible Senior Notes due 2026 (the “Notes”) in cash at maturity. No conversions of the Notes occurred prior to or at maturity as the Company’s common stock price did not exceed the conversion price during the relevant periods for redemption, and no other conversion conditions were met. As a result, the entire principal amount was settled in cash, and no shares of common stock were issued upon settlement.

Effective Interest Rate
For the three months ended March 31, 2026, the effective interest rate was 0.53% for the Convertible Senior Notes. The following sets forth the interest expense recognized related to the borrowings and commitment fees for unused portions under the 2024 Credit Agreement and Convertible Senior Notes and is included in interest expense in the accompanying condensed consolidated statements of income:

	Three Months Ended March 31,
	2026	2025
Contractual interest expense - Revolving Credit Facility	$(218)	$(239)
Contractual interest expense - Convertible Senior Notes	(313)	(375)
Amortization of debt discount and debt issuance costs	(535)	(632)
Total	$(1,066)	$(1,246)
As of March 31, 2026, we had one outstanding letter of credit totaling $500,000. The letter of credit, which guarantees our performance under a client contract, automatically renews annually unless canceled in writing, and expires in the third quarter of 2026.
(9)    Financial Instruments
The following table presents our financial instruments:

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$316,010	$1,015,400
Available-for-sale investments	81,799	142,498
Equity investment	10,000	10,000
Total	$407,809	$1,167,898
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
As of March 31, 2026 and December 31, 2025, we have an accrued interest receivable balance of approximately $0.8 million and $1.3 million, respectively, which is included in accounts receivable, net. We do not measure an allowance for credit losses for accrued interest receivables. We record any losses within the maturity period or at the time of sale of the investment, and any write-offs to accrued interest receivables are recorded as reductions to interest income in the period of the loss. During the three months ended March 31, 2026, we have recorded no losses for accrued interest receivables. Interest income and amortization of discounts and premiums are included in other income, net in the accompanying condensed consolidated statements of income.

The following table presents the components of our available-for-sale investments:

	March 31, 2026	December 31, 2025
Amortized cost	$82,172	$142,515
Unrealized gains	3	127
Unrealized losses	(376)	(144)
Estimated fair value	$81,799	$142,498
As of March 31, 2026, we have $30.3 million of available-for-sale debt securities with contractual maturities of one year or less and $51.5 million with contractual maturities greater than one year. As of March 31, 2026, 66 available-for-sale securities with a fair value of $69.4 million have been in a loss position for one year or less and two securities with a fair value of $2.1 million have been in a loss position for greater than one year.
The following table presents the activity on our available-for-sale investments:

	Three Months Ended March 31,
	2026	2025
Proceeds from sales and maturities	$61,858	$1,756
Realized gains (losses) on sales, net of tax	3	(1)
As of March 31, 2026, our equity investment consists of a minority interest in the common stock of a privately held company that is carried at cost less any impairment write-downs because we do not have the ability to exercise significant influence over the investee and the securities do not have readily determinable fair values. On February 2, 2026, we signed a definitive agreement to acquire the remaining equity interest of this investment. The transaction closed on April 14, 2026. See Note 17, “Subsequent Events,” for more information.
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
The following table presents fair values of our financial and debt instruments categorized by their fair value hierarchy as of March 31, 2026:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$316,010	$—	$—	$316,010
Available-for-sale investments	—	81,799	—	81,799
Equity investment	—	—	10,000	10,000

The following table presents fair values of our financial and debt instruments categorized by their fair value hierarchy as of December 31, 2025:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1,015,400	$—	$—	$1,015,400
Available-for-sale investments	—	142,498	—	142,498
Equity investment	—	—	10,000	10,000
Convertible Senior Notes due 2026	—	607,500	—	607,500
Assets that are measured at fair value on a recurring basis
Accounts receivables, accounts payables, short-term obligations and certain other assets carrying value approximate fair value because of the short maturity of these instruments.
As of March 31, 2026, we have $81.8 million in investment grade corporate bonds, U.S. Treasuries, and asset-backed securities with maturity dates through 2027. The fair values of these securities are considered Level 2 as they are based on inputs from quoted prices in markets that are not active or other observable market data.
Assets that are measured at fair value on a nonrecurring basis
As of March 31, 2026, our equity investment consists of a minority interest in common stock of a privately held company. As we do not have the ability to exercise significant influence over the investee and the securities do not have readily determinable fair values, our investment is carried at cost less any impairment write-downs. Periodically, our investment is assessed for impairment. We do not reassess the fair value of the investment if there are no identified events or changes in circumstances that indicate fair value of the investment or indicate impairment. No events or changes in circumstances have occurred during the period that require reassessment. There has been no impairment of this investment for the periods presented. This investment is included in other non-current assets in the accompanying condensed consolidated balance sheets. On February 2, 2026, we signed a definitive agreement to acquire the remaining equity interest of this investment. The transaction closed on April 14, 2026. See Note 17, “Subsequent Events,” for more information.
As described in Note 2, “Summary of Significant Accounting Policies,” we assess goodwill for impairment annually on October 1. In addition, we review goodwill, property and equipment, and other intangibles for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. During the fourth quarter of 2025, we completed our annual assessment of goodwill which did not result in an impairment charge. Further, for the three months ended March 31, 2026, we identified no indicators of impairment to goodwill, property and equipment, and other intangibles; therefore, no impairment was recorded.
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
The following table presents the fair value and carrying value, net, of our Convertible Senior Notes:

	Fair Value at		Carrying Value at
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Convertible Senior Notes due 2026	$—	$607,500	$—	$599,663

(11)    Income Tax Provision
We had an effective income tax rate of 23.7% for the three months ended March 31, 2026, compared to 14.9% for the three months ended March 31, 2025. The increase in the effective tax rate for the three months ended March 31, 2026, as compared to the prior period, is due to a decrease in excess tax benefits related to stock incentive awards and research tax credit benefits, and a slight increase in liabilities for uncertain tax positions.
The effective income tax rates for the periods presented are different from the statutory United States federal income tax rate of 21% primarily due to state income taxes, liabilities for uncertain tax positions, and non-deductible business expenses, offset by the excess tax benefits related to stock incentive awards and the tax benefits of research tax credits.
We made income tax payments, net of refunds, of $46,000 and received income tax refunds, net of taxes paid, of $323,000 in the three months ended March 31, 2026, and 2025, respectively.
(12) Shareholders’ Equity
On February 3, 2026, our Board of Directors authorized the repurchase of $1.0 billion of our common stock, which replaced and superseded all previous share repurchase authorizations. Our share repurchase program allows us to repurchase shares at our discretion. There is no expiration date specified for the authorization.
The following table details activity in our common stock:

	Three Months Ended March 31,
	2026		2025
	Shares	Amount	Shares	Amount
Treasury stock purchases	(800)	$(250,063)	—	$—
Exercise of stock options and vesting of restricted stock units	169	2,616	165	16,444
Issuance of shares pursuant to employee stock purchase plan	10	3,801	8	3,970
Employee taxes paid for withheld shares upon equity award settlement	(53)	(18,981)	(24)	(14,918)
For the three months ended March 31, 2026, we repurchased approximately 800,000 shares of our common stock for an aggregate purchase price of approximately $250.1 million. As of April 29, 2026, we have remaining authorization from our Board of Directors to repurchase up to $653.4 million of our common stock.
(13)    Share-Based Compensation
The following table summarizes share-based compensation expense related to share-based awards, which is recorded in the condensed consolidated statements of income:

	Three Months Ended March 31,
	2026	2025
Cost of revenues	$9,474	$8,714
Operating expenses	27,685	28,946
Total share-based compensation expense	$37,159	$37,660

(14)    Earnings Per Share
The following table details the reconciliation of basic earnings per share to diluted earnings per share:

	Three Months Ended March 31,
	2026	2025
Numerator for basic and diluted earnings per share:
Net income	$81,180	$81,052
Denominator:
Weighted-average basic common shares outstanding	42,805	43,024
Assumed conversion of dilutive securities:
Stock awards	342	713
Convertible Senior Notes	—	206
Denominator for diluted earnings per share - Adjusted weighted-average shares	43,147	43,943
Earnings per common share:
Basic	$1.90	$1.88
Diluted	$1.88	$1.84
For the three months ended March 31, 2026, and 2025, stock awards representing the right to purchase common stock of approximately 390,000 and 22,000 shares, respectively, were not included in the computation of diluted earnings per share because their inclusion would have had an antidilutive effect.
We used the if-converted method for calculating any potential dilutive effect of the Notes on our diluted net income per share if our average stock price for the period exceeded the conversion price of $493.44 per share of common stock. Under the if-converted method, the Notes are assumed to be converted at the beginning of the period and the resulting common shares, if dilutive, are included in the denominator of the diluted earnings per share calculation for the entire period being presented .During the three months ended March 31, 2026, the Company repaid the $600.0 million aggregate principal amount of the Notes with no conversions, therefore no dilutive impact as reflected in the table above. For the three months ended March 31, 2025, our average stock price for the period exceeded the conversion price resulting in a dilutive impact of the if-converted method as reflected in the table above.
(15)    Leases
We lease office facilities, transportation, and other equipment for use in our operations. Most of our leases are non-cancelable operating lease agreements with remaining terms of one to nine years. Some of these leases include options to extend for up to six years. We have no finance leases as of March 31, 2026. Right-of-use lease assets and lease liabilities for our operating leases are recorded in the condensed consolidated balance sheets.
The components of operating lease expense were as follows:

Lease Costs	Three Months Ended March 31,
	2026	2025
Operating lease cost	$2,824	$2,344
Short-term lease cost	506	564
Variable lease cost	427	248
Net lease cost	$3,757	$3,156

Supplemental information related to leases is as follows:

Other Information	Three Months Ended March 31,
	2026	2025
Cash flows:
Cash paid amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$2,931	$3,131

Right-of-use assets obtained in exchange for lease obligations (non-cash):
Operating leases	$7,175	$3,795

Lease term and discount rate:
Weighted average remaining lease term (years)	5.3	5.8
Weighted average discount rate	3.70%	3.16%
Rental income from third parties
We own office buildings in Falmouth, Yarmouth and Orono, Maine; Lubbock and Plano, Texas; Troy, Michigan; Latham, New York; Moraine, Ohio; and Kingston Springs, Tennessee. We lease space in some of these buildings to third-party tenants. The property we lease to others under operating leases consists primarily of specific facilities where one tenant obtains substantially all of the economic benefit from the asset and has the right to direct the use of the asset. These non-cancelable leases expire between 2027 and 2035, and some have options to extend the lease for up to 10 years. We determine if an arrangement is a lease at inception. None of our leases allow the lessee to purchase the leased asset.
Rental income from third-party tenants for the three months ended March 31, 2026 and 2025, totaled $664,000 and $806,000, respectively. Rental income is included in hardware and other revenue on the condensed consolidated statements of income. As of March 31, 2026, future minimum operating rental income based on contractual agreements is as follows:

Year ending December 31,	Amount
2026 (Remaining)	$2,014
2027	2,417
2028	2,169
2029	1,495
2030	1,526
Thereafter	4,525
Total	$14,146
(16)    Commitments and Contingencies
Litigation
In the normal course of business, we are subject to various legal proceedings arising both in and outside the ordinary course of its business. The Company is not presently a party to any legal proceedings that it believes, if determined adversely to the Company, would have a material adverse effect on the Company.
Purchase Commitments
We have contractual obligations for third-party technology used in our solutions and for other services that we purchase as part of our normal operations. In certain cases, these arrangements require a minimum annual purchase commitment by us. As of March 31, 2026, the remaining aggregate minimum purchase commitment under these arrangements was approximately $562.0 million through 2031.

(17)    Subsequent Events
On February 2, 2026, we signed a definitive agreement to acquire the remaining equity interest of a privately held company in which, as of March 31, 2026, we held a minority interest. The agreement, which was subject to the satisfaction of customary closing conditions and regulatory approvals, closed on April 14, 2026. The transaction has a cash purchase price of approximately $223 million, subject to customary post-closing adjustments.

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
The Chief Operating Decision Maker (“CODM”) uses segment operating income or loss to assess performance and to allocate resources (including employees, property, and financial or capital resources) for each segment, predominantly in the annual budget and forecasting process. During the fiscal periods presented, we had no significant transactions between reportable segments. Corporate unallocated amounts are comprised of non-cash amortization of intangible assets associated with acquisitions, depreciation associated with unallocated property and equipment assets, compensation costs for the executive management team and certain shared services staff such as internal infrastructure costs and share-based compensation expense for the entire company. Corporate unallocated amounts also include incidental revenues and expenses related to a company-wide user conference and rental income.

See Note 3, “Segment and Related Information,” in the notes to the financial statements for additional information.
Recent Acquisitions
2026
We did not complete any new acquisitions during the three months ended March 31, 2026.
2025
On December 2, 2025, we acquired Edu.Link, Inc. (“Edulink”), a SaaS company focused on educator evaluation, performance management, professional development, and compliance tracking geared specifically to the unique needs of K-12 schools. On November 19, 2025, we acquired CloudGavel, LLC (“CG”), a SaaS company specializing in cloud electronic warrant solutions that allows for real time interaction for judges and law enforcement personnel. On July 28, 2025, we acquired Emergency Networking, Inc. (“EN”), a SaaS company specializing in cloud-native software for fire departments and emergency medical services agencies. On January 31, 2025, we acquired MyGov, LLC (“MyGov”), a provider of SaaS platform solutions for community development. The actual operating results of Edulink, CG, EN, and MyGov, from their respective dates of acquisition, are included in the operating results of the ES segment.
Operating Results
For the three months ended March 31, 2026, total revenues increased 9%, compared to the prior period, primarily due to an increase in subscription revenue.
Subscriptions revenue grew 14.6%, for the three months ended March 31, 2026, compared to the prior period, primarily due to an ongoing shift toward SaaS arrangements for both new and existing clients, along with growth in certain transaction-based revenues.
Our total employee count increased to 7,703 as of March 31, 2026, including 118 employees who joined us through acquisitions completed since March 31, 2025. Our employee count was 7,462 as of March 31, 2025.
Annualized Recurring Revenues
Annualized recurring revenues (“ARR”) - Subscriptions and maintenance are considered recurring revenue sources. ARR is calculated by annualizing the current quarter’s recurring revenues from subscriptions and maintenance as reported in our statement of income. Management believes ARR is an indicator of the annual run rate of our recurring revenues, as well as a measure of the effectiveness of the strategies we deploy to drive revenue growth over time. ARR is a metric widely used by companies in the technology sector and by investors, which we believe offers insight into the stability of our subscription and maintenance revenues to be recognized within the year.
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
ARR was $2.15 billion and $1.95 billion as of March 31, 2026, and 2025, respectively. ARR increased approximately 10% compared to the prior period primarily due to an increase in subscriptions revenue resulting from an ongoing shift toward SaaS arrangements for both new and existing clients and expansion in transaction-based fee arrangements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements. These condensed consolidated financial statements have been prepared following the requirements of GAAP for the interim period and require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition and potential impairment of intangible assets and goodwill. As these are condensed financial statements, one should also read expanded information about our critical accounting policies and estimates provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Form 10-K for the year ended December 31, 2025. There have been no material changes to our critical accounting policies and estimates from the information provided in our Form 10-K for the year ended December 31, 2025.
Reclassifications
As of January 1, 2026, we have elected to combine software license and royalties revenue and hardware and other revenue into a single revenue category, along with a corresponding adjustment within cost of revenues on the condensed consolidated statement of income for all reporting periods presented to simplify presentation and enhance the usefulness of our financial statements.
ANALYSIS OF RESULTS OF OPERATIONS

	Percent of Total Revenues
	Three Months Ended March 31,
	2026	2025
Revenues:
Subscriptions	70.0%	66.4%
Maintenance	17.7	20.0
Professional services	9.9	11.3
Other	2.4	2.3
Total revenues	100.0	100.0
Cost of revenues:
Subscriptions, maintenance, and professional services	47.8	49.1
Amortization of software development	0.9	1.0
Amortization of acquired software	1.5	1.6
Other	1.5	0.9
Sales and marketing expense	6.3	6.5
General and administrative expense	13.7	14.1
Research and development expense	9.7	8.5
Amortization of other intangibles	2.3	2.5
Operating income	16.3	15.8
Interest expense	(0.2)	(0.2)
Other income, net	1.3	1.3
Income before income taxes	17.4	16.9
Income tax provision	4.1	2.5
Net income	13.3%	14.4%

Revenues
Subscriptions
The following table sets forth a comparison of our subscriptions revenue for the three months ended March 31 ($ in thousands):

	Three Months Ended		Change
	2026	2025	$	%
ES	$295,171	$228,580	$66,591	29%
PT	134,574	146,409	(11,835)	(8)
Total subscriptions revenue	$429,745	$374,989	$54,756	15%
Subscriptions revenue consists of revenues derived from our SaaS arrangements and transaction-based fees primarily related to digital government services and payment processing.
SaaS fees
The following table sets forth a comparison of our subscriptions revenue derived from SaaS fees for the three months ended March 31 ($ in thousands):

	Three Months Ended		Change
	2026	2025	$	%
ES	$200,132	$158,741	$41,391	26%
PT	22,224	21,339	885	4
Total SaaS fees revenue	$222,356	$180,080	$42,276	23%
For the three months ended March 31, 2026, SaaS fees grew 23%, compared to the prior period. The growth is primarily due to sales to new clients and expansions with existing clients, along with new SaaS revenues from existing on-premises clients converting to our SaaS offerings. Annual price increases for existing clients also contributed to the growth.
Transaction-based fees
The following table sets forth a comparison of our subscriptions revenue derived from transaction-based fees for the three months ended March 31 ($ in thousands):

	Three Months Ended		Change
	2026	2025	$	%
ES	$95,039	$69,839	$25,200	36%
PT	112,350	125,070	(12,720)	(10)
Total transaction-based fees revenue	$207,389	$194,909	$12,480	6%
For the three months ended March 31, 2026, contributing to the growth in transaction-based fees compared to prior period are the new transaction clients and volume increases from online payments and e-filing services, somewhat offset by the decline in revenues of approximately $12.3 million due to the wind-down in the fourth quarter of 2025 of one state payment processing contract.

Maintenance
The following table sets forth a comparison of our maintenance revenue for the three months ended March 31 ($ in thousands):

	Three Months Ended		Change
	2026	2025	$	%
ES	$103,327	$106,979	$(3,652)	(3)%
PT	5,547	5,822	(275)	(5)
Total maintenance revenue	$108,874	$112,801	$(3,927)	(3)%
We provide maintenance and support services for our software products and certain third-party software. Maintenance revenue decreased 3% for the three months ended March 31, 2026, compared to the prior period primarily due to the impact of 478 clients converting from on-premises license arrangements to SaaS since March 31, 2025, partially offset by maintenance price increases.
Professional services
The following table sets forth a comparison of our professional services revenue for the three months ended March 31 ($ in thousands):

	Three Months Ended		Change
	2026	2025	$	%
ES	$53,258	$54,593	$(1,335)	(2)%
PT	7,549	9,457	(1,908)	(20)
Total professional services revenue	$60,807	$64,050	$(3,243)	(5)%
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
Professional services revenue decreased 5% for the three months ended March 31, 2026, compared to the prior period. The decline in professional services revenue compared to the prior period is related to an intentional reduction in custom development, as well as efficiencies in the delivery of professional services.
Other
The following table sets forth a comparison of other revenue for the three months ended March 31 ($ in thousands):

	Three Months Ended		Change
	2026	2025	$	%
ES	$12,997	$12,594	$403	3%
PT	393	41	352	859
Other revenue	$13,390	$12,635	$755	6%
Other revenue primarily consists of software licenses, royalties and computer hardware. Other revenue increased 6% compared to the prior period primarily due to an increase in computer hardware revenue. The increase is somewhat offset by the decline in revenue from software licenses due to the ongoing shift in the mix of new software contracts toward more SaaS offerings. Refer to the SaaS fees section for further details on our revenue mix shift.
We expect that software license revenues will continue to decline as we shift our model away from perpetual software licenses to SaaS.

Cost of revenues and overall gross margins
The following table sets forth a comparison of the key components of our cost of revenues for the three months ended March 31 ($ in thousands):

	Three Months Ended		Change
	2026	2025	$	%
Subscriptions, maintenance, and professional services	$293,547	$278,053	$15,494	6%
Amortization of software development	5,624	5,379	245	5
Amortization of acquired software	8,984	9,294	(310)	(3)
Other	8,914	5,358	3,556	66
Total cost of revenues	$317,069	$298,084	$18,985	6%
Subscriptions, maintenance, and professional services
The following table sets forth a comparison of our costs of subscriptions, maintenance, and professional services for the three months ended March 31 ($ in thousands):

	Three Months Ended		Change
	2026	2025	$	%
Subscriptions, maintenance, and professional services	$293,547	$278,053	$15,494	6%
Cost of subscriptions, maintenance and professional services primarily consist of personnel costs related to implementation of our software, conversion of client data, training client personnel, public cloud hosting costs, support activities, and various other services such as custom development, ongoing operation of our SaaS solutions, property appraisal outsourcing activities, digital government services, and other transaction-based services such as e-filing. Other costs included are merchant and interchange fees required to process credit/debit card transactions and bank fees to process automated clearinghouse transactions related to our payments business.
The cost of subscriptions, maintenance, and professional services for the three months ended March 31, 2026 increased 6% compared to the prior period. The increase is primarily due to a $17.1 million increase in merchant fees and third-party fees related to higher activity, an increase of $5.9 million in hosting costs as we expand our SaaS client base and transition from our proprietary data centers to the public cloud, and a $2.0 million increase in personnel expense. The increases were partially offset by a $10.5 million reduction in merchant fees, following the wind-down in the fourth quarter of 2025 of a state payment processing contract. Also increases were partially offset by the redeployment of resources to research and development due to continued migration of clients to our SaaS products and the consolidation of versions of on-premises software products with support obligations.
Amortization of software development
The following table sets forth a comparison of our amortization of software development for the three months ended March 31 ($ in thousands):

	Three Months Ended		Change
	2026	2025	$	%
Amortization of software development	$5,624	$5,379	$245	5%
Amortization of software development costs included in cost of revenues primarily consists of personnel costs which were previously capitalized. We begin to amortize capitalized costs when a product is available for general release to clients. Amortization expense is determined on a product-by-product basis at a rate not less than straight-line basis over the software’s remaining estimated economic life of, generally, three to seven years.
For the three months ended March 31, 2026, amortization of software development costs increased 5% compared to the prior period due to new capitalized software development projects going into service in the past year.

Amortization of acquired software
The following table sets forth a comparison of our amortization of acquired software for the three months ended March 31 ($ in thousands):

	Three Months Ended		Change
	2026	2025	$	%
Amortization of acquired software	$8,984	$9,294	$(310)	(3)%
Amortization expense related to acquired software attributed to business combinations is included with cost of revenues. The estimated useful lives of acquired software range from five to 10 years.
For the three months ended March 31, 2026, amortization of acquired software declined 3% compared to the prior period due to assets becoming fully amortized in the fourth quarter of 2025.
Other
The following table sets forth a comparison of other costs for the three months ended March 31 ($ in thousands):

	Three Months Ended		Change
	2026	2025	$	%
Other	$8,914	$5,358	$3,556	66%
Other costs primarily consist of costs related to software licenses and computer hardware. Software license costs primarily consist of direct third-party software costs. Computer hardware costs primarily consist of the costs of purchased inventory and other direct fulfillment costs. We do not have any direct costs associated with royalties revenues.
Other costs for the three months ended March 31, 2026, increased 66% compared to the prior period. The increase was primarily driven by higher computer hardware sales.
The following table sets forth a comparison of gross profit and overall gross margin for the periods presented as of March 31 ($ in thousands):

	Three Months Ended
	2026	2025	Change
Total gross profit	$296,434	$267,081	$29,353
Overall gross margin	48.3%	47.3%	1.0%
Overall gross margin. For the three months ended March 31, 2026, our blended gross margin increased 1.0% compared to the prior period. For the three months ended March 31, 2026, the increase in overall gross margin compared to the prior period is primarily attributed to a shift in our revenue mix toward higher-margin SaaS revenues. The increase in the overall gross margin is partially offset by declines in software licenses, maintenance and professional services revenues and increases in merchant fees and third party fees, hosting costs, and software development amortization expense.
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

	Three Months Ended		Change
	2026	2025	$	%
Sales and marketing expense	$38,797	$36,473	$2,324	6%
S&M expense as a percentage of revenues was 6.3% for the three months ended March 31, 2026 compared to 6.5% for the three months ended March 31, 2025. S&M expense increased 6% compared to the prior period. The increase in S&M expense is primarily attributed to an increase in commission expense and higher personnel expense compared to the prior period.

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

	Three Months Ended		Change
	2026	2025	$	%
General and administrative expense	$83,965	$79,452	$4,513	6%
G&A expense as a percentage of revenue was 13.7% for the three months ended March 31, 2026 compared to 14.1% for the three months ended March 31, 2025. G&A expense increased 6% for the three months ended March 31, 2026, compared to the prior period. For the three months ended March 31, 2026, the increase in G&A expense was primarily attributable to a $4.7 million write-off of previously capitalized software projects.
Research and development expense
Research and development expense consists primarily of salaries, employee benefits and related overhead costs associated with product development. Research and development expense consists mainly of costs associated with development in our current products that do not qualify for capitalization. The following table sets forth a comparison of our research and development expense for the three months ended March 31 ($ in thousands):

	Three Months Ended		Change
	2026	2025	$	%
Research and development expense	$59,727	$47,844	$11,883	25%
Research and development expense increased 25% for the three months ended March 31, 2026, compared to the prior period, with the majority of the increase due to the redeployment of resources to research and development resulting from the continued migration of clients to our SaaS products and version consolidation of on-premises software products with support obligations, together with increased investments in a number of new Tyler product development initiatives across our product suites.
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

	Three Months Ended		Change
	2026	2025	$	%
Amortization of other intangibles	$14,133	$14,139	$(6)	—%
Amortization of other intangibles remained flat for the three months ended March 31, 2026, compared to the prior period.
Segment Operating Income
The following table sets forth a comparison of the operating income by reportable segments for the three months ended March 31 ($ in thousands):

Segment Operating Income (loss):	Three Months Ended		Change
	2026	2025	$	%
ES	$186,260	$158,920	$27,340	17%
PT	17,725	30,286	(12,561)	(41)

For the three months ended March 31, 2026, the ES segment operating income increased 17%, primarily driven by a $66.6 million rise in subscription revenues resulting from the continued shift toward SaaS arrangements for both new and existing clients, as well as growth in certain transaction-based revenues. This increase was partially offset by higher expenses, including a $15.1 million increase in merchant fees, a $10.1 million increase in personnel expenses, and a $4.6 million increase in hosting fees. Also partially offsetting the increases is a $4.6 million decline in maintenance revenue, professional services revenue, and other revenues.
For the three months ended March 31, 2026, the PT segment operating income decreased 41%, driven by a $4.9 million increase in personnel expenses, higher G&A expenses, including a $4.7 million write-off related to previously capitalized software projects, and $1.9 million in lower professional services revenue. Also contributing to the decrease is a decline of approximately $12.3 million in transaction-based revenues, partially offset by a corresponding $10.5 million reduction in merchant fees, following the wind-down in the fourth quarter of 2025 of a state payment processing contract.
See Note 3, “Segment and Related Information,” for a reconciliation between our operating segment and consolidated financial results for the periods presented.
Interest expense
The following table sets forth a comparison of our interest expense for the three months ended March 31 ($ in thousands):

	Three Months Ended		Change
	2026	2025	$	%
Interest expense	$(1,066)	$(1,246)	$180	(14)%
Interest expense is comprised of interest expense and non-usage and other fees associated with our borrowings. Interest expense in the three months ended March 31, 2026, decreased 14% compared to the prior period as a result of repayment of the Convertible Senior Notes during the current period.
Other income, net
The following table sets forth a comparison of our other income, net, for the three months ended March 31 ($ in thousands):

	Three Months Ended		Change
	2026	2025	$	%
Other income, net	$7,676	$7,363	$313	4%
Other income, net, is primarily comprised of interest income from invested cash. The change in other income, net, in the three months ended March 31, 2026, compared to the prior period is due to increased interest income generated from higher invested cash balances in during the first quarter of 2026 compared to 2025.
Income tax provision
The following table sets forth a comparison of our income tax provision for the three months ended March 31 ($ in thousands):

	Three Months Ended		Change
	2026	2025	$	%
Income tax provision	$25,242	$14,238	$11,004	77%

Effective income tax rate	23.7%	14.9%
The increase in the effective tax rate for the three months ended March 31, 2026, as compared to the prior period, is due to a decrease in excess tax benefits related to stock incentive awards and research tax credit benefits, and a slight increase in liabilities for uncertain tax positions.
The effective income tax rates for the periods presented are different from the statutory United States federal income tax rate of 21% primarily due to state income taxes, liabilities for uncertain tax positions, and non-deductible business expenses, offset by the excess tax benefits related to stock incentive awards and the tax benefits of research tax credits.

FINANCIAL CONDITION AND LIQUIDITY
As of March 31, 2026, we have cash and cash equivalents of $316.0 million, compared to $1.0 billion as of December 31, 2025. We also have $81.8 million invested in investment grade corporate bonds, U.S. Treasuries and asset-backed securities as of March 31, 2026. These investments have varying maturity dates through 2027 and are held as available-for-sale. Net cash provided by operating activities continues to be our primary source of funds to finance operating needs and capital expenditures. Other potential capital resources include cash on hand, public and private issuances of debt or equity securities, and our revolving credit facility. It is possible that our ability to access the capital and credit markets in the future may be limited by economic conditions or other factors. We believe that our cash on hand, cash provided by operating activities, and available credit are sufficient to fund our working capital requirements and capital expenditures for at least the next twelve months.
The following table sets forth a summary of cash flows for the three months ended March 31 ($ in thousands):

	2026	2025
Cash flows provided (used) by:
Operating activities	$107,262	$56,158
Investing activities	55,975	(96,169)
Financing activities	(862,627)	1,019
Net decrease in cash and cash equivalents	$(699,390)	$(38,992)
For the three months ended March 31, 2026, operating activities provided cash of $107.3 million, compared to $56.2 million in the three months ended March 31, 2025. Operating activities that provided cash were primarily comprised of net income of $81.2 million, with adjustments for non-cash depreciation and amortization charges of $38.9 million, non-cash share-based compensation expense of $37.2 million, and non-cash amortization of operating lease right-of-use assets of $2.3 million. Changes in working capital, excluding cash, reduced cash provided by operating activities by approximately $52.3 million. The primary drivers of this net outflow were the decreases in deferred revenue and accrued liabilities and increases in prepaid expenses. These changes are consistent with the Company’s historical seasonal patterns, where the first quarter typically reflects the settlement of annual compensation and benefit accruals, the recognition of deferred revenue from prior period billings, and the payment of annual prepaid expenses. These decreases were offset by the timing of income tax payments, deferred taxes associated with stock activity during the period and timing of collections of annual maintenance renewals and subscription renewal billings that are billed in the prior fourth quarter.
Investing activities provided cash of $56.0 million in the three months ended March 31, 2026, compared to $96.2 million used in the three months ended March 31, 2025. We invested $1.4 million and received $61.9 million in proceeds from investment grade corporate bonds, U.S. Treasuries and asset-backed securities. Approximately $3.2 million was invested in property and equipment. Lastly, approximately $1.3 million of software development costs were capitalized.
Financing activities used cash of $862.6 million in the three months ended March 31, 2026, compared to $1.0 million provided in the three months ended March 31, 2025. On March 15, 2026, the Company repaid the $600.0 million aggregate principal amount of the Convertible Senior Notes in cash. In the three months ended March 31, 2026, we repurchased approximately $250.1 million of our common stock, paid $16.4 million from shares withheld for taxes upon equity awards settlement net of cash received from stock option exercises, and received $3.8 million from employee stock purchase plan activity.
On February 3, 2026, our Board of Directors authorized the repurchase of $1 billion of our common stock, which replaced and superseded all previous authorizations. Our share repurchase program allows us to repurchase shares at our discretion. Market conditions, as well as the volume of employee stock option exercises, influence the timing of the repurchases and the number of shares repurchased. Share repurchases are generally funded using our existing cash balances and borrowings under our credit facility and may occur through open market purchases and transactions structured through investment banking institutions, privately negotiated transactions and/or other mechanisms. There is no expiration date specified for the authorization. As of April 29, 2026, we have remaining authorization from our Board of Directors to repurchase up to $653.4 million of our common stock.
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

We have no outstanding borrowings under the 2024 Credit Agreement, with an available borrowing capacity of $700.0 million as of March 31, 2026.
On March 15, 2026, the Company repaid the $600.0 million aggregate principal amount of its 0.25% Convertible Senior Notes due 2026 (the “Notes”) in cash at maturity. No conversions of the Notes occurred prior to or at maturity as the Company’s common stock price did not exceed the conversion price during the relevant periods for redemption, and no other conversion conditions were met. As a result, the entire principal amount was settled in cash, and no shares of common stock were issued upon settlement.
In the three months ended March 31, 2026, and 2025, we paid interest of $1.2 million and $1.0 million, respectively. See Note 8, “Debt,” to the condensed consolidated financial statements for discussions of the Convertible Senior Notes and the 2024 Credit Agreement.
We made income tax payments, net of refunds, of $46,000 and received income tax refunds, net of taxes paid, of $323,000 in the three months ended March 31, 2026, and 2025, respectively.
On February 2, 2026, we signed a definitive agreement to acquire the remaining equity interest of a privately held company in which, as of March 31, 2026, we held a minority interest. The agreement, which was subject to the satisfaction of customary closing conditions and regulatory approvals, closed on April 14, 2026. The transaction has a cash purchase price of approximately $223 million subject to customary post-closing adjustments.
We anticipate that 2026 capital spending will be between $18.0 million and $20.0 million, including approximately $6.0 million of software development. We expect the majority of the other capital spending will consist of computer equipment and software for infrastructure replacements and expansion. Capital spending and cash tax payments are expected to be funded from existing cash balances and cash flows from operations.
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
There were no material changes to our future minimum contractual obligations since December 31, 2025, as previously disclosed in our 2025 Annual Report on Form 10-K filed with the SEC on February 18, 2026. Our estimated future obligations consist of debt, uncertain tax positions, leases, and purchase commitments as of March 31, 2026. Refer to Note 8, “Debt,” Note 11, “Income Tax,” Note 15, “Leases,” and Note 16, “Commitments,” to the condensed consolidated financial statements for related discussions.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and interest rates.
As of March 31, 2026, we had no outstanding borrowings under our 2024 Credit Agreement and available borrowing capacity under the 2024 Credit Agreement was $700.0 million.
Loans under the revolving credit facility will bear interest, at the Company’s option, at a per annum rate of either (1) the Administrative Agent’s prime commercial lending rate (subject to certain higher rate determinations) plus a margin of 0.125% to 0.75% or (2) the one-, three-, or six-month SOFR rate plus a margin of 1.125% to 1.75%.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures. Management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based on this evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2026.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION
ITEM 1. Legal Proceedings
None
ITEM 1A. Risk Factors
In addition to the other information set forth in this report, one should carefully consider the discussion of various risks and uncertainties contained in Part I, “Item 1A. Risk Factors” in our 2025 Annual Report on Form 10-K filed on February 18, 2026. We believe those risk factors are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us. Please note, however, that those are not the only risk factors facing us. Additional risks that we do not consider material, or of which we are not currently aware, may also have an adverse impact on us. Our business, financial condition and results of operations could be seriously harmed if any of these risks or uncertainties actually occur or materialize. In that event, the market price for our common stock could decline, and our shareholders may lose all or part of their investment. During the three months ended March 31, 2026, there were no material changes in the information regarding risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2026, we repurchased $250.1 million of our common stock and $19.0 million to satisfy the minimum tax obligations of employees due upon vesting of restricted stock awards.
A summary of the repurchase activity during the three months ended as of March 31, 2026, is as follows:

Period	Total number of shares repurchased[1]	Average price paid per share	The total number of shares purchased as part of publicly announced repurchase plans	Approximate dollar value of shares that may yet be purchased under current authorization
Beginning balance, January 1, 2026				$1,000,000,000
January 1 through January 31	12	$448.00	12	999,994,624
February 1 through February 28	789,473	312.41	789,473	753,356,904
March 1 through March 31	63,853	350.91	10,371	749,936,800
	853,338		799,856

On February 3, 2026, our Board of Directors authorized the repurchase of $1.0 billion of our common stock, which replaced and superseded all previous share repurchase authorizations. Our share repurchase program allows us to repurchase shares at our discretion. There is no expiration date specified for the authorization. As of April 29, 2026, we have remaining authorization from our Board of Directors to repurchase up to $653.4 million of our common stock.

1 Includes 53,482 shares withheld by us to satisfy the minimum tax obligations of employees due upon vesting of restricted stock awards. The level of this acquisition activity varies from period to period based upon the timing of award grants and vesting. Also includes 799,856 shares for common stock repurchases.

ITEM 3. Defaults Upon Senior Securities
None
ITEM 4. Mine Safety Disclosures
None
ITEM 5. Other Information
(c) Trading Plans
On March 13, 2026, Tyler Technologies, Inc. executed a Rule 10b5-1 trading plan under which trading could not begin until March 16, 2026, and that terminates no later than April 30, 2026. Additional information is available in the Form 8-K filed on March 13, 2026. Under the Rule 10b5-1 trading plan, the Company is allowed to repurchase up to $200.0 million of shares of our common stock.
On March 6, 2025, H. Lynn Moore, Jr. executed a Rule 10b5-1 trading plan under which trading could not begin until June 10, 2025, and that terminates no later than February 9, 2026. Additional information is available in the Form 8-K filed on March 11, 2025. No other director or officer has a Rule 10b5-1 trading plan or a non-Rule 10b5-1 trading arrangement in place as of April 29, 2026.

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
Date: April 29, 2026