Form 10-Q
period 2026-06-30
TYLER TECHNOLOGIES INC
filed 2026-07-29
CIK 860731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐     No   ☒
The number of shares of common stock of registrant outstanding on July 27, 2026 was 40,952,274.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Subscriptions	$453,724	$405,075	$883,469	$780,064
Maintenance	105,810	112,123	214,684	224,924
Professional services	63,166	58,612	123,973	122,662
Other	22,396	20,307	36,473	33,632
Total revenues	645,096	596,117	1,258,599	1,161,282

Cost of revenues:
Subscriptions, maintenance, and professional services	306,783	292,595	600,330	570,648
Amortization of software development	5,579	5,505	11,203	10,884
Amortization of acquired software	8,532	9,319	17,516	18,613
Other	17,145	15,514	26,059	20,872
Total cost of revenues	338,039	322,933	655,108	621,017

Gross profit	307,057	273,184	603,491	540,265

Sales and marketing expense	39,851	36,312	78,648	72,785
General and administrative expense	93,733	76,601	177,698	156,053
Research and development expense	62,832	50,842	122,559	98,686
Amortization of other intangibles	15,546	13,833	29,679	27,972

Operating income	95,095	95,596	194,907	184,769

Interest expense	(2,974)	(1,262)	(4,040)	(2,508)
Gain on remeasurement of equity investment	25,048	—	25,048	—
Other income, net	3,462	8,179	11,138	15,542
Income before income taxes	120,631	102,513	227,053	197,803
Income tax provision	27,119	17,886	52,361	32,124
Net income	$93,512	$84,627	$174,692	$165,679

Earnings per common share:
Basic	$2.25	$1.96	$4.20	$3.84
Diluted	$2.23	$1.93	$4.17	$3.76
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$93,512	$84,627	$174,692	$165,679
Other comprehensive (loss) income, net of tax:
Securities available-for-sale and transferred securities:
Change in net unrealized holding (losses) gains on available-for-sale securities during the period	(121)	(31)	(386)	42
Reclassification adjustment for net income on sale of available-for-sale securities, included in net income	—	(1)	(3)	—
Other comprehensive (loss) income, net of tax	(121)	(32)	(389)	42
Comprehensive income	$93,391	$84,595	$174,303	$165,721
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)

	June 30, 2026 (unaudited)	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$895,353	$1,015,400
Accounts receivable (less allowance for losses and sales adjustments of $25,757 at 2026 and $31,972 at 2025)	724,866	638,798
Short-term investments	74,682	81,800
Prepaid expenses	87,031	74,734
Income tax receivable	23,805	23,748
Other current assets	11,385	9,408
Total current assets	1,817,122	1,843,888
Accounts receivable, long-term	10,420	5,968
Operating lease right-of-use assets	38,374	35,602
Property and equipment, net	159,462	160,355
Other assets:
Software development costs, net	53,642	68,371
Goodwill	2,754,742	2,590,013
Other intangibles, net	846,206	780,414
Non-current investments	45,232	60,698
Other non-current assets	88,376	93,599
	$5,813,576	$5,638,908
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$178,600	$174,653
Accrued liabilities	182,320	190,693
Operating lease liabilities	11,221	9,598
Deferred revenue	797,435	780,838
Current portion of convertible senior notes due 2026, net	—	599,663
Total current liabilities	1,169,576	1,755,445
Convertible senior notes due 2031, net	1,408,691	—
Deferred revenue, long-term	19,486	20,988
Deferred income taxes	108,624	95,063
Operating lease liabilities, long-term	35,118	33,347
Other long-term liabilities	34,850	31,276
Total liabilities	2,776,345	1,936,119
Commitments and contingencies	—	—
Shareholders' equity:
Preferred stock, $10.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 48,147,969 shares issued and outstanding as of June 30, 2026 and December 31, 2025	481	481
Additional paid-in capital	1,460,994	1,616,119
Accumulated other comprehensive loss, net of tax	(400)	(11)
Retained earnings	2,357,094	2,182,402
Treasury stock, at cost; 7,217,405 and 5,027,037 shares in 2026 and 2025, respectively	(780,938)	(96,202)
Total shareholders' equity	3,037,231	3,702,789
	$5,813,576	$5,638,908
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$174,692	$165,679
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	74,761	68,943
Gains from sale of investments	(4)	—
Share-based compensation expense	80,821	75,962
Amortization of operating lease right-of-use assets	5,892	4,860
Deferred income tax benefit	31,866	(11,080)
Gain on remeasurement of equity investment	(25,048)	—
Other	33	39
Changes in operating assets and liabilities, exclusive of effects of acquired companies:
Accounts receivable	(82,931)	(126,188)
Income tax payable	379	(5,626)
Prepaid expenses and other current assets	(12,154)	(25,712)
Accounts payable	2,981	14,765
Operating lease liabilities	(4,867)	(5,663)
Accrued liabilities	(21,386)	(19,727)
Deferred revenue	3,006	18,531
Other long-term liabilities	3,632	(314)
Net cash provided by operating activities	231,673	154,469

Cash flows from investing activities:
Additions to property and equipment	(8,288)	(7,822)
Purchase of marketable security investments	(51,481)	(107,286)
Proceeds and maturities from marketable security investments	73,760	34,284
Investment in software development	(2,105)	(10,400)
Cost of acquisitions, net of cash acquired	(214,291)	(18,230)
Other	13	526
Net cash used by investing activities	(202,392)	(108,928)

Cash flows from financing activities:
Repayment of convertible senior notes due 2026	(600,000)	—
Proceeds from issuance of convertible senior notes due 2031	1,437,500	—
Purchase of capped call transactions	(187,163)	—
Payment of debt issuance costs	(31,704)	—
Purchase of treasury shares	(755,005)	(1,605)
Payment of employee taxes paid for withheld shares upon equity award settlement, net of proceeds from exercise of stock options	(22,134)	(3,155)
Contributions from employee stock purchase plan	9,178	9,322
Other	—	(7,377)
Net cash used by financing activities	(149,328)	(2,815)

Net (decrease) increase in cash and cash equivalents	(120,047)	42,726
Cash and cash equivalents at beginning of period	1,015,400	744,721
Cash and cash equivalents at end of period	$895,353	$787,447
See accompanying notes.

	Six Months Ended June 30,
	2026	2025
Supplemental cash flow information:
Cash paid for interest	$2,069	$969
Cash paid for income taxes, net	16,467	46,293
Non-cash investing and financing activities:
Non-cash additions to property and equipment	$248	$502
Accrued excise taxes for treasury repurchases	6,227	—

TYLER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at March 31, 2026	48,148	$481	$1,570,196	$(279)	$2,263,582	(5,701)	$(275,747)	$3,558,233
Net income	—	—	—	—	93,512	—	—	93,512
Other comprehensive loss, net of tax	—	—	—	(121)	—	—	—	(121)
Exercise of stock options and vesting of restricted stock units	—	—	(166)	—	—	117	3,407	3,241
Employee taxes paid for withheld shares upon equity award settlement	—	—	—	—	—	(29)	(9,010)	(9,010)
Share-based compensation	—	—	37,669	—	—	—	—	37,669
Issuance of shares pursuant to employee stock purchase plan	—	—	23	—	—	19	5,354	5,377
Treasury stock purchases, including excise taxes	—	—	(6,227)	—	—	(1,623)	(504,942)	(511,169)
Purchase of Capped Call transactions, net of tax	—	—	(140,501)	—	—	—	—	(140,501)
Balance at June 30, 2026	48,148	$481	$1,460,994	$(400)	$2,357,094	(7,217)	$(780,938)	$3,037,231

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at March 31, 2025	48,148	$481	$1,581,856	$(83)	$1,947,851	(5,035)	$(17,401)	$3,512,704
Net income	—	—	—	—	84,627	—	—	84,627
Other comprehensive income, net of tax	—	—	—	(32)	—	—	—	(32)
Exercise of stock options and vesting of restricted stock units	—	—	(5,209)	—	—	163	18,536	13,327
Employee taxes paid for withheld shares upon equity award settlement	—	—	—	—	—	(32)	(18,008)	(18,008)
Share-based compensation	—	—	38,302	—	—	—	—	38,302
Issuance of shares pursuant to employee stock purchase plan	—	—	5,309	—	—	11	43	5,352
Treasury stock purchases	—	—	—	—	—	(3)	(1,605)	(1,605)
Balance at June 30, 2025	48,148	$481	$1,620,258	$(115)	$2,032,478	(4,896)	$(18,435)	$3,634,667

TYLER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2025	48,148	$481	$1,616,119	$(11)	$2,182,402	(5,027)	$(96,202)	$3,702,789
Net income	—	—	—	—	174,692	—	—	174,692
Other comprehensive loss, net of tax	—	—	—	(389)	—	—	—	(389)
Exercise of stock options and vesting of restricted stock units	—	—	(81,401)	—	—	286	87,258	5,857
Employee taxes paid for withheld shares upon equity award settlement	—	—	—	—	—	(82)	(27,991)	(27,991)
Share-based compensation	—	—	74,828	—	—	—	—	74,828
Issuance of shares pursuant to employee stock purchase plan	—	—	(1,824)	—	—	29	11,002	9,178
Treasury stock purchases, including excise taxes	—	—	(6,227)	—	—	(2,423)	(755,005)	(761,232)
Purchase of Capped Call transactions, net of tax	—	—	(140,501)	—	—	—	—	(140,501)
Balance at June 30, 2026	48,148	$481	$1,460,994	$(400)	$2,357,094	(7,217)	$(780,938)	$3,037,231

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2024	48,148	$481	$1,539,301	$(157)	$1,866,799	(5,184)	$(18,002)	$3,388,422
Net income	—	—	—	—	165,679	—	—	165,679
Other comprehensive income, net of tax	—	—	—	42	—	—	—	42
Exercise of stock options and vesting of restricted stock units	—	—	(4,251)	—	—	328	34,022	29,771
Employee taxes paid for withheld shares upon equity award settlement	—	—	—	—	—	(56)	(32,926)	(32,926)
Share-based compensation	—	—	75,962	—	—	—	—	75,962
Issuance of shares pursuant to employee stock purchase plan	—	—	9,246	—	—	19	76	9,322
Treasury stock purchases	—	—	—	—	—	(3)	(1,605)	(1,605)
Balance at June 30, 2025	48,148	$481	$1,620,258	$(115)	$2,032,478	(4,896)	$(18,435)	$3,634,667

Tyler Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Tables in thousands, except per share data)

(1)    Basis of Presentation
We prepared the accompanying condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States (“GAAP”), for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted for interim periods. Balance sheet amounts are as of June 30, 2026, and December 31, 2025, and operating result amounts are for the three and six months ended June 30, 2026, and 2025, and include all normal and recurring adjustments that we considered necessary for the fair summarized presentation of our financial position and operating results. As these are condensed financial statements, readers should also read the financial statements and notes included in our latest Form 10-K for the year ended December 31, 2025. Revenues, expenses, assets, and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year. Certain amounts for previous years have been reclassified to conform to the current year presentation. As of January 1, 2026, we have elected to combine software license and royalties revenue and hardware and other revenue into a single revenue category, along with a corresponding adjustment within cost of revenues on the condensed consolidated statement of income for all reporting periods presented to simplify presentation and enhance the usefulness of our financial statements.
Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and includes all components of net income (loss) and other comprehensive income (loss). During the three and six months ended June 30, 2026, we had approximately $121,000 and $389,000 of other comprehensive loss, net of taxes, respectively, from our available-for-sale investment holdings. During the three and six months ended June 30, 2025, we had approximately $32,000 of other comprehensive loss, and $42,000 of other comprehensive income, net of taxes, respectively, from our available-for-sale investment holdings.
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
Subscription-Based Services
Subscription-based services consist primarily of revenues derived from SaaS arrangements and transaction-based fees. For SaaS arrangements, we evaluate whether the client has the contractual right to take possession of our software at any time during the contract term without significant penalty and whether the client can feasibly maintain the software on the client’s hardware or enter into another arrangement with a third party to host the software. We recognize SaaS services ratably over the term of the arrangement, which range from one to 10 years, but most arrangements are typically for periods of one to three years. For professional services associated with certain SaaS arrangements, we have concluded that the services are not distinct, and we recognize the revenue ratably over the remaining contractual period once we have provided the client access to the software.
Transaction-based fees primarily relate to digital government services, transaction-enabled software solutions, and payment and disbursement services, which may be delivered through Tyler's software platforms and, in certain cases, with the assistance of third-party vendors. These revenues are generated through a diverse portfolio of solutions that facilitate interactions and transactions between governments and constituents, including transaction-funded software offerings, digital government services, payment processing solutions, and other transaction-based services. When we are the principal in a transaction, we recognize revenue on a gross basis. Otherwise, we net the cost of revenue associated with the service against the gross revenue (amount billed to the client) and record the net amount as revenue.
For transaction-based revenues from digital government services, transaction-enabled software solutions, and payment and disbursement services, we have the right to charge the client an amount that directly corresponds with the value to the client of our performance to date. Therefore, we recognize revenues for these services over time based on the amount billable to the client. In some cases, we are paid on a fixed-fee basis and recognize the revenue ratably over the contractual period. Typically, the structure of our arrangements does not give rise to variable consideration. However, in those instances where variable consideration exists, we include in our estimates additional revenues for variable consideration when we believe we have an enforceable right, the amount can be estimated reliably, and its realization is probable.
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
Accounts receivable is as follows:

	June 30, 2026	December 31, 2025
Accounts receivable - current	$724,866	$638,798
Accounts receivable - long term	10,420	5,968
Total accounts receivable	$735,286	$644,766
Total accounts receivable, including total current and long-term accounts receivable, net of allowance for losses and sales adjustments, was $735.3 million and $644.8 million, as of June 30, 2026, and December 31, 2025, respectively. We have recorded unbilled receivables of $93.6 million and $98.4 million as of June 30, 2026, and December 31, 2025, respectively. Unbilled receivables expected to be collected within one year have been included with the current portion of accounts receivable in the accompanying condensed consolidated balance sheets. Unbilled receivables and retention receivables expected to be collected past one year have been included with the long-term portion of accounts receivable in the accompanying condensed consolidated balance sheets. Unbilled receivables also include retention receivables of $12.9 million and $12.3 million as of June 30, 2026, and December 31, 2025, respectively, which become payable upon the completion of the contract or completion of our fieldwork and formal hearings.
We maintain allowances for losses and sales adjustments, which are recorded against revenue at the time the loss is incurred. Because most of our clients are domestic governmental entities, we rarely incur a credit loss resulting from the inability of a client to make required payments. Consequently, we have not recorded a reserve for credit losses. Events or changes in circumstances that indicate the carrying amount for the allowances for losses and sales adjustments may require revision include, but are not limited to, managing our client’s expectations regarding the scope of the services to be delivered and defects or errors in new versions or enhancements of our software products. Our allowances for losses and sales adjustments are $25.8 million and $32.0 million as of June 30, 2026, and December 31, 2025, respectively.

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
For the three and six months ended June 30, 2026, there have been no impairments to goodwill. Adverse changes in the qualitative factors, including possible further declines in our market capitalization or higher discount rates implied by market conditions could require us to perform a quantitative impairment test and may result in the recognition of a goodwill impairment in future periods.
Other Intangible Assets
We make judgments about the recoverability of purchased intangible assets other than goodwill whenever events or changes in circumstances indicate that an impairment may exist. Client base and acquired software each comprise approximately half of our purchased intangible assets other than goodwill. We review our client turnover each year for indications of impairment. If indications of impairment are determined to exist, we measure the recoverability of assets by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the assets exceeds their estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the assets exceeds the fair value of the assets. For the three and six months ended June 30, 2026, there have been no significant impairments of intangible assets.
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
Revenue from certain product offerings, along with related expenses, for the prior period has been reclassified to conform to their current period presentation. Furthermore, certain depreciation and amortization expenses for the prior periods have been reclassified to corporate unallocated to be consistent with the current year presentation that better aligns with the Corporate classification of certain assets on the condensed consolidated balance sheets as Corporate. These changes had no impact on the Company's consolidated results of operations, financial position, or cash flows.

For the three months ended June 30, 2026	Enterprise Software	Platform Technologies	Totals
Revenues
Subscriptions:
SaaS	$207,658	$22,983
Transaction-based fees	100,296	122,787
Maintenance	100,348	5,462
Professional services	54,737	8,429
Other	13,293	1,196
Total segment revenues	476,332	160,857	637,189
Less:
Cost of revenues	201,382	108,420
Sales and marketing expense	27,052	4,565
General and administrative expense	18,589	11,393
Research and development expense	51,284	4,091
Segment operating income	$178,025	$32,388	$210,413

For the three months ended June 30, 2025	Enterprise Software	Platform Technologies	Totals
Revenues
Subscriptions:
SaaS	$168,232	$21,339
Transaction-based fees	89,246	126,258
Maintenance	106,779	5,344
Professional services	56,862	1,750
Other	12,796	(55)
Total segment revenues	433,915	154,636	588,551
Less:
Cost of revenues	186,119	107,323
Sales and marketing expense	24,971	5,034
General and administrative expense	10,867	13,374
Research and development expense	39,395	4,215
Segment operating income	$172,563	$24,690	$197,253

For the six months ended June 30, 2026	Enterprise Software	Platform Technologies	Totals
Revenues
Subscriptions:
SaaS	$407,790	$45,207
Transaction-based fees	195,335	235,137
Maintenance	203,675	11,009
Professional services	107,995	15,978
Other	26,290	1,589
Total segment revenues	941,085	308,920	1,250,005
Less:
Cost of revenues	394,245	211,761
Sales and marketing expense	52,428	9,472
General and administrative expense	30,109	29,407
Research and development expense	100,018	8,167
Segment operating income	$364,285	$50,113	$414,398

For the six months ended June 30, 2025	Enterprise Software	Platform Technologies	Totals
Revenues
Subscriptions:
SaaS	$326,973	$42,678
Transaction-based fees	159,085	251,328
Maintenance	213,758	11,166
Professional services	111,455	11,207
Other	25,390	(14)
Total segment revenues	836,661	316,365	1,153,026
Less:
Cost of revenues	355,406	216,316
Sales and marketing expense	50,238	9,765
General and administrative expense	22,459	26,775
Research and development expense	77,075	8,533
Segment operating income	$331,483	$54,976	$386,459

	Three Months Ended June 30,		Six Months Ended June 30,
Reconciliation of reportable segment operating income to the Company's consolidated totals:	2026	2025	2026	2025
Total segment operating income	$210,413	$197,253	$414,398	$386,459
Corporate unallocated:
Total revenues	7,907	7,566	8,594	8,256
Cost of revenues	(28,237)	(29,491)	(49,102)	(49,295)
Sales and marketing expense	(8,234)	(6,307)	(16,748)	(12,782)
General and administrative expense	(63,751)	(52,360)	(118,182)	(106,819)
Research and development expense	(7,457)	(7,232)	(14,374)	(13,078)
Amortization of other intangibles	(15,546)	(13,833)	(29,679)	(27,972)
Interest expense	(2,974)	(1,262)	(4,040)	(2,508)
Gain on remeasurement of equity investment	25,048	—	25,048	—
Other income, net	3,462	8,179	11,138	15,542
Income before income taxes	$120,631	$102,513	$227,053	$197,803

The following table presents reconciliations of segment revenues from external customers and other segment information to the Company’s consolidated totals:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues:	2026	2025	2026	2025
ES	$476,332	$433,915	$941,085	$836,661
PT	160,857	154,636	308,920	316,365
Corporate unallocated	7,907	7,566	8,594	8,256
Total consolidated	$645,096	$596,117	$1,258,599	$1,161,282

Depreciation and amortization expense:
ES	$1,894	$2,008	$3,772	$2,981
PT	4,804	4,445	14,286	8,786
Corporate unallocated	29,114	27,869	56,703	57,176
Total consolidated	$35,812	$34,322	$74,761	$68,943

Software development expenditures:
ES	$—	$692	$—	$2,241
PT	845	4,086	2,105	8,077
Corporate	—	72	—	82
Total consolidated	$845	$4,850	$2,105	$10,400

Capital expenditures:
ES	$821	$1,552	$1,625	$2,282
PT	2,182	2,854	2,623	3,793
Corporate	2,048	1,081	4,040	1,747
Total consolidated	$5,051	$5,487	$8,288	$7,822

Segment assets:	June 30, 2026	December 31, 2025
ES	$622,025	$534,864
PT	390,959	416,998
Corporate	4,800,592	4,687,046
Total consolidated	$5,813,576	$5,638,908
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

Recurring revenues and non-recurring revenues recognized during the period are as follows:

For the three months ended June 30, 2026	Enterprise Software	Platform Technologies	Corporate Unallocated	Totals
Revenues
Subscriptions:
SaaS	$207,658	$22,983	$—	$230,641
Transaction-based fees	100,296	122,787	—	223,083
Maintenance	100,348	5,462	—	105,810
Total recurring revenues	408,302	151,232	—	559,534

Professional services	54,737	8,429	—	63,166
Other	13,293	1,196	7,907	22,396
Total non-recurring revenues	68,030	9,625	7,907	85,562

Total revenues	$476,332	$160,857	$7,907	$645,096

For the three months ended June 30, 2025	Enterprise Software	Platform Technologies	Corporate Unallocated	Totals
Revenues
Subscriptions:
SaaS	$168,232	$21,339	$—	$189,571
Transaction-based fees	89,246	126,258	—	215,504
Maintenance	106,779	5,344	—	112,123
Total recurring revenues	364,257	152,941	—	517,198

Professional services	56,862	1,750	—	58,612
Other	12,796	(55)	7,566	20,307
Total non-recurring revenues	69,658	1,695	7,566	78,919

Total revenues	$433,915	$154,636	$7,566	$596,117

For the six months ended June 30, 2026	Enterprise Software	Platform Technologies	Corporate Unallocated	Totals
Revenues
Subscriptions:
SaaS	$407,790	$45,207	$—	$452,997
Transaction-based fees	195,335	235,137	—	430,472
Maintenance	203,675	11,009	—	214,684
Total recurring revenues	806,800	291,353	—	1,098,153

Professional services	107,995	15,978	—	123,973
Other	26,290	1,589	8,594	36,473
Total non-recurring revenues	134,285	17,567	8,594	160,446

Total revenues	$941,085	$308,920	$8,594	$1,258,599

For the six months ended June 30, 2025	Enterprise Software	Platform Technologies	Corporate Unallocated	Totals
Revenues
Subscriptions:
SaaS	$326,973	$42,678	$—	$369,651
Transaction-based fees	159,085	251,328	—	410,413
Maintenance	213,758	11,166	—	224,924
Total recurring revenues	699,816	305,172	—	1,004,988

Professional services	111,455	11,207	—	122,662
Other	25,390	(14)	8,256	33,632
Total non-recurring revenues	136,845	11,193	8,256	156,294

Total revenues	$836,661	$316,365	$8,256	$1,161,282
(5)    Deferred Revenue and Performance Obligations
Total deferred revenue, including long-term, by segment is as follows:

	June 30, 2026	December 31, 2025
Enterprise Software	$782,737	$755,894
Platform Technologies	30,321	39,443
Corporate	3,863	6,489
Totals	$816,921	$801,826
Changes in total deferred revenue, including long-term, were as follows:

Six Months Ended June 30, 2026
Balance as of December 31, 2025	$801,826
Deferral of revenue	844,086
Recognition of deferred revenue	(828,991)
Balance as of June 30, 2026	$816,921
Remaining Performance Obligations
We expect to recognize as revenue approximately 98% of our deferred revenue balance as of June 30, 2026, in the next 12 months, and the remainder thereafter. We believe the portion of transaction price allocated to the remaining performance obligations which is not included in our deferred revenue balance is not a meaningful indicator of future revenue due to contracts with transaction-based fees that vary with transaction activity, the variability in subscription term lengths, and termination provisions included in some contracts that limit inclusion and cause variability from period to period.
(6)    Deferred Commissions
Deferred commissions are as follows:

	June 30, 2026	December 31, 2025
Prepaid commissions	$23,935	$24,006
Long-term deferred commissions	58,025	54,561
Total deferred commissions	$81,960	$78,567

Amortization expense related to deferred commissions is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Amortization expense	$6,224	$4,943	$12,643	$10,043
Deferred commissions have been included with prepaid expenses for the current portion and other non-current assets for the long-term portion in the accompanying condensed consolidated balance sheets. Amortization expense related to deferred commissions is included in sales and marketing expense in the accompanying condensed consolidated statements of income.
(7)    Acquisitions
On April 14, 2026, we acquired the remaining equity of BFTR, LLC (“For the Record” or “FTR”), a provider of cloud- connected software that captures, stores, and manages courtroom audio and video with secure chain of custody, as defined in the Equity Purchase Agreement dated February 2, 2026. Incorporating FTR’s solutions into our portfolio will allow for the creation of the definitive and complete court record, unifying previously fragmented data for the benefit of our clients. The total cash purchase price of the previously unowned equity of FTR, net of cash acquired of $10.6 million, was approximately $212.7 million. The purchase price allocation is preliminary as of June 30, 2026, and is subject to change as we finalize the valuation of the assets and liabilities assumed.
Prior to the acquisition, the Company held an 18% interest in FTR as an equity investment under the cost method with a carrying value of $10.0 million. The acquisition date fair value of the previous equity interest was $35.0 million and is included in the measurement of the consideration. We remeasured our previously held equity investment to its fair value, as of the date of acquisition, based on the fair value of total consideration transferred and a discount for lack of control. Estimates and assumptions used in the remeasurement represent a Level 3 measurement because they are supported by little or no market data and reflect our own assumptions in measuring the fair value. The Company recognized a gain of $25.0 million as a result of remeasuring the previously held equity investment to its fair value on acquisition date. In the accompanying condensed consolidated statements of income, the gain has been recorded as gain on remeasurement of equity investment.
The total consideration in the acquisition was $257.8 million, which consists of the following:

(In thousands)
Cash	$223,243
Fair value of previously-held interest on acquisition date	35,048
Receivable from escrow	(520)
Total consideration	$257,771
We have performed a preliminary valuation analysis of the fair market value of FTR’s assets and liabilities. The following table summarizes the preliminary allocation of the purchase price as of the acquisition date:

(In thousands)
Cash	$10,563
Accounts receivable	7,745
Other current assets	3,459
Fixed assets	180
Other noncurrent assets	1,444
Identifiable intangible assets	114,600
Goodwill	162,618
Accounts payable	(966)
Accrued expenses	(2,219)
Other noncurrent liabilities	(603)
Deferred revenue	(11,828)
Deferred tax liabilities, net	(27,222)
Total consideration	$257,771

In connection with this transaction, we acquired total tangible assets of $23.4 million and assumed liabilities of approximately $15.6 million. We recorded goodwill of approximately $162.6 million, which is not deductible for tax purposes, and other identifiable intangible assets of approximately $114.6 million. The identifiable intangible assets are attributable to customer relationships, acquired software, and trade name and will be amortized over a weighted average period of approximately 11 years. Goodwill is primarily attributed to the value expected from synergies resulting from the business combination. We recorded net deferred tax liabilities of $27.2 million related to the tax effect of our estimated fair value allocations. The operating results of FTR are included with the operating results of the Enterprise Software segment since the inception date of the acquisition.
The following unaudited pro forma consolidated operating results information has been prepared as if the acquisition of FTR had occurred on January 1, 2025, after giving effect to certain adjustments, including amortization of intangibles, interest, transaction costs and tax effects.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$646,260	$608,261	$1,270,473	$1,186,620
Net income	70,231	85,291	151,498	190,803
Basic earnings per share	1.69	1.98	3.64	4.42
Diluted earnings per share	$1.68	$1.94	$3.62	$4.33
The pro forma information above does not include acquisitions that are not considered material to our results of operations. The pro forma information does not purport to represent what our results of operations actually would have been had such transaction occurred on the date specified or to project our results of operations for any future period.
As of June 30, 2026, the purchase price allocation for FTR is not final; therefore, certain preliminary valuation estimates of fair value assumed at the acquisition date for intangible assets and receivables are subject to change as valuations are finalized. Our balance sheet as of June 30, 2026, reflects the allocation of the purchase price to the net assets acquired based on their estimated fair value at the date of the acquisition. The fair value of the assets and liabilities acquired are based on valuations using Level 3 unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
During the six months ended June 30, 2026, we paid $1.6 million in cash for holdbacks related to prior acquisitions.
During the six months ended June 30, 2026, we incurred fees of approximately $2.3 million for financial advisory, legal, accounting, due diligence, valuation, and other various services necessary to complete acquisitions. These fees were recorded in general and administrative expense in the accompanying condensed consolidated statements of income.
(8)    Debt
The following table summarizes our total outstanding borrowings:

	Rate	Maturity Date	June 30, 2026	December 31, 2025
Convertible Senior Notes due 2031	0.50%	July 2031	$1,437,500	$—
Convertible Senior Notes due 2026	0.25%	March 2026	—	600,000
Credit Agreement - Revolving credit facility	S + 1.125%	May 2031	—	—
Total borrowings			1,437,500	600,000
Less: unamortized debt discount and debt issuance costs			(28,809)	(337)
Total borrowings, net			1,408,691	599,663

Current portion of convertible senior notes due 2026, net			—	599,663
Long Term - convertible senior notes due 2031, net			1,408,691	—
Total Debt			$1,408,691	$599,663

Convertible Senior Notes due 2031
On May 14, 2026, we issued 0.50% Convertible Senior Notes due in 2031 for the aggregate principal amount of $1.44 billion (the “2031 Notes”). The 2031 Notes were issued pursuant to, and are governed by, an indenture (the “Indenture”), dated as of May 14, 2026, between the Company and U.S. Bank Trust Company, National Association, as trustee. The net proceeds from the issuance of the 2031 Notes were $1.41 billion, net of initial purchasers’ discounts of $25.2 million and debt issuance costs of $4.4 million.
On May 14, 2026, we used approximately $320.7 million of the net proceeds of the offering to repurchase 1,026,900 shares of our common stock. Including this repurchase, we repurchased approximately 2.4 million shares under our share repurchase program for the six months ended June 30, 2026.
The 2031 Notes are senior, unsecured obligations and are (i) equal in right of payment with any future senior, unsecured indebtedness; (ii) senior in right of payment to any future indebtedness that is expressly subordinated to the 2031 Notes; (iii) effectively subordinated to any future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all future indebtedness and other liabilities, including trade payables, and (to the extent we are not a holder thereof) preferred equity, if any, of our subsidiaries.
The 2031 Notes accrue interest at a rate of 0.50% per annum, payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2027. The 2031 Notes mature on July 15, 2031, unless earlier repurchased, redeemed or converted.
Under the terms of the indenture, before April 15, 2031, holders of the 2031 Notes have the right to convert their Convertible Senior Notes only upon the occurrence of certain events. Under the terms of indenture, the 2031 Notes are convertible into common stock of Tyler Technologies, Inc. (referred to as “our common stock” herein), only at the following times or circumstances:
•during any calendar quarter commencing after the calendar quarter ended on June 30, 2026, if the last reported sale price per share of our common stock exceeds 150% before July 15, 2030, and 130% on or after July 15, 2030, in each case, of the conversion price for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter;
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
•if the Company calls any Notes for redemption;
•upon the occurrence of specified corporate events; or
•on or after April 15, 2031, until the close of business on the second scheduled trading day immediately preceding the maturity date, July 15, 2031.

As of June 30, 2026, none of the conditions allowing holders of the Convertible Senior Notes to convert have been met.
From and including April 15, 2031, holders of the 2031 Notes may convert their Convertible Senior Notes, in integral multiples of $1,000 principal amount, at any time and at their election, until the close of business on the second scheduled trading day immediately before the maturity date. We will settle any conversions of the Convertible Senior Notes either entirely in cash or in a combination of cash and shares of common stock, at our election. However, upon conversion of any Convertible Senior Notes, the conversion value, which will be determined over an “Observation Period” (as defined in the Indenture) consisting of 30 trading days, will be paid in cash up to at least the principal amount of the Notes being converted.

The Company may not redeem the 2031 Notes prior to July 20, 2029, after which, the Company may redeem for cash all or any portion of the 2031 Notes (subject to certain limitations described in the Indenture), at the Company’s option, on or after July 20, 2029, but only if: (1) the 2031 Notes are freely tradable (as defined in the Indenture) is satisfied, and (2) the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides a notice of redemption at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If the Company redeems less than all of the outstanding Notes, at least $100 million aggregate principal amount of Notes must be outstanding and not subject to redemption as of, and after giving effect to, delivery of the relevant notice of redemption. No sinking fund is provided for the Notes.
The initial conversion rate is 2.4634 shares of common stock per $1,000 principal amount of Convertible Senior Notes, which represents an initial conversion price of approximately $405.94 per share of common stock. The conversion rate and conversion price will be subject to adjustment upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.
If a “fundamental change” (as defined in the Indenture) occurs, then, subject to certain conditions, note holders may require us to repurchase their 2031 Notes for cash. The repurchase price will be equal to the principal amount of the 2031 Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the applicable repurchase date.

The 2031 Notes include customary covenants and certain events of default after which the Notes may be declared immediately due and payable and set forth certain types of bankruptcy or insolvency events of default after which the notes become automatically due and payable.
Capped Call Transactions
In connection with the issuance of the 2031 Notes, we entered into privately negotiated Capped Call transactions (the “Capped Calls”) with certain financial institutions at an aggregate cost of approximately $187.2 million. The Capped Calls initially cover, subject to anti-dilution adjustments, approximately 3.5 million shares of Common Stock underlying the 2031 Notes. The Capped Calls can be settled in cash or shares at our option and are expected generally to reduce the potential dilution to the Common Stock upon any conversion of the 2031 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the 2031 Notes. The Capped Calls have an initial strike price of approximately $405.94 per share and an initial cap price of $655.77 per share, which are subject to certain adjustments under the terms of the Capped Calls. The Capped Calls meet the criteria for classification in equity, are not remeasured each reporting period and are included as a reduction to additional paid-in-capital within shareholders’ equity in the accompanying unaudited condensed consolidated balance sheet.
In connection with the Capped Calls, we also recorded deferred tax assets of $46.7 million with respect to the 2031 Notes, which represent the tax benefit of these deductions with an offsetting entry to additional paid-in-capital within shareholders’ equity in the accompanying unaudited condensed consolidated balance sheet.
Convertible Senior Notes due 2026
On March 15, 2026, we repaid the $600.0 million aggregate principal amount of its 0.25% Convertible Senior Notes due 2026 (the “2026 Notes”) in cash at maturity. No conversions of the 2026 Notes occurred prior to or at maturity as the Company’s common stock price did not exceed the conversion price during the relevant periods for redemption, and no other conversion conditions were met. As a result, the entire principal amount was settled in cash, and no shares of common stock were issued upon settlement.
2026 Credit Agreement
On May 28, 2026, we entered into a $1.0 billion credit agreement (the “2026 Credit Agreement”) with the various lender parties thereto and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender, and Issuing Lender. The 2026 Credit Agreement provides for an unsecured revolving credit facility in an aggregate principal amount of up to $1.0 billion, including sub-facilities for standby letters of credit and swingline loans. The 2026 Credit Agreement matures on May 28, 2031, and loans may be prepaid at any time, without premium or penalty, subject to certain minimum amounts and payment of any SOFR breakage costs. We incurred fees of $2.2 million in connection with the 2026 Credit Agreement. The 2026 Credit Agreement replaced the Company’s existing $700.0 million unsecured credit facility under the 2024 Credit Agreement dated September 25, 2024, which was scheduled to mature September 25, 2029.

The 2026 Credit Agreement contains certain customary representations and warranties, affirmative and negative covenants, and defined events of defaults. The 2026 Credit Agreement requires us to maintain certain financial ratios and other financial conditions and limits us from making certain investments, advances, cash dividends or loans, and limits incurrence of additional indebtedness and liens. As of June 30, 2026, we had no outstanding borrowings, and we were in compliance with all covenants.
Loans under the revolving credit facility will bear interest, at our option, at a per annum rate of either (1) the Administrative Agent’s prime commercial lending rate (subject to certain higher rate determinations) plus a margin of 0.125% to 0.75% or (2) the one-, three-, or six-month SOFR rate plus a margin of 1.125% to 1.75%. The margin in each case is based upon the Company’s total net leverage ratio, as determined pursuant to the 2026 Credit Agreement. In addition to paying interest on the outstanding principal of loans under the revolving credit facility, the Company is required to pay a commitment fee initially in the amount of 0.125% per annum, which will subsequently range from 0.125% to 0.25% based upon the Company’s total net leverage ratio. Borrowings under the 2026 Credit Agreement may be used for general corporate purposes, including working capital requirements, acquisitions and capital expenditures.
Effective Interest Rate
For the six months ended June 30, 2026, the effective interest rate was 0.53% for the 2026 Notes and 0.89% for the 2031 Notes, respectively. The following table sets forth the interest expense recognized related to the borrowings and commitment fees for unused portions under the 2026 Credit Agreement and Convertible Senior Notes.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Contractual interest expense - Revolving Credit Facility	$(987)	$(256)	$(1,205)	$(495)
Contractual interest expense - 2026 and 2031 Notes	(958)	(375)	(1,271)	(750)
Amortization of debt discount and debt issuance costs	(1,029)	(631)	(1,564)	(1,263)
Total	$(2,974)	$(1,262)	$(4,040)	$(2,508)
As of June 30, 2026, we had one outstanding letter of credit totaling $500,000. The letter of credit, which guarantees our performance under a client contract, automatically renews annually unless canceled in writing, and expires in the third quarter of 2026.
(9)    Financial Instruments
The following table presents our financial instruments:

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$895,353	$1,015,400
Available-for-sale investments	119,914	142,498
Equity investment	—	10,000
Total	$1,015,267	$1,167,898
Cash and cash equivalents
Cash and cash equivalents consist primarily of money market funds with original maturity dates of three months or less, for which we determine fair value through quoted market prices.
Available-for-sale investments
Our investment portfolio is classified as available-for-sale in order to have the flexibility to buy and sell investments and maximize cash liquidity. Our available-for-sale investments primarily consist of investment grade corporate bonds, U.S. Treasuries, and asset-backed securities with maturity dates through 2027. These investments are presented at fair value and are included in short-term investments and non-current investments in the accompanying condensed consolidated balance sheets. Unrealized gains or losses associated with the investments are included in accumulated other comprehensive income (loss), net of tax in the accompanying condensed consolidated balance sheets and other comprehensive income (loss), net of tax in the statements of comprehensive income. For our available-for-sale investments, we do not have the intent to sell, nor is it more likely than not that we would be required to sell before recovery of their cost basis. We evaluated our available-for-sale investments in an unrealized loss position for credit-related impairment and determined that the declines in fair value were not due to credit losses. As such no allowance for credit losses was recorded as of June 30, 2026.

As of June 30, 2026 and December 31, 2025, we have an accrued interest receivable balance of approximately $0.8 million and $1.3 million, respectively, which is included in accounts receivable, net. We do not measure an allowance for credit losses for accrued interest receivables. We record any losses within the maturity period or at the time of sale of the investment, and any write-offs to accrued interest receivables are recorded as reductions to interest income in the period of the loss. During the three and six months ended June 30, 2026, we have recorded no losses for accrued interest receivables. Interest income and amortization of discounts and premiums are included in other income, net in the accompanying condensed consolidated statements of income.
The following table presents the components of our available-for-sale investments:

	June 30, 2026	December 31, 2025
Amortized cost	$120,448	$142,515
Unrealized gains	—	127
Unrealized losses	(534)	(144)
Estimated fair value	$119,914	$142,498
As of June 30, 2026, we have $74.7 million of available-for-sale debt securities with contractual maturities of one year or less and $45.2 million with contractual maturities greater than one year. As of June 30, 2026, 101 available-for-sale securities with a fair value of $111.2 million have been in a loss position for one year or less and three securities with a fair value of $5.1 million have been in a loss position for greater than one year.
The following table presents the activity on our available-for-sale investments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Proceeds from sales and maturities	$11,902	$32,528	$73,760	$34,284
Realized gains on sales, net of tax	—	1	3	—
Equity investment
As of December 31, 2025, our equity investment consisted of an 18% interest in BFTR, LLC carried at cost less any impairment write-downs because we did not have the ability to exercise significant influence over the investee and the securities did not have readily determinable fair values. On April 14, 2026, we acquired the remaining equity of BFTR, LLC. Refer to Note 7, “Acquisitions,” for further details.
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

The following table presents fair values of our financial and debt instruments categorized by their fair value hierarchy as of June 30, 2026:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$895,353	$—	$—	$895,353
Available-for-sale investments	—	119,914	—	119,914
2031 Notes	—	1,427,797	—	1,427,797
The following table presents fair values of our financial and debt instruments categorized by their fair value hierarchy as of December 31, 2025:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1,015,400	$—	$—	$1,015,400
Available-for-sale investments	—	142,498	—	142,498
Equity investment	—	—	10,000	10,000
2026 Notes	—	607,500	—	607,500
Assets that are measured at fair value on a recurring basis
Accounts receivables, accounts payables, short-term obligations and certain other assets carrying value approximate fair value because of the short maturity of these instruments.
As of June 30, 2026, we have $119.9 million in investment grade corporate bonds, U.S. Treasuries, and asset-backed securities with maturity dates through 2027. The fair values of these securities are considered Level 2 as they are based on inputs from quoted prices in markets that are not active or other observable market data.
Assets that are measured at fair value on a nonrecurring basis
As of December 31, 2025, our equity investment consisted of an 18% interest in BFTR, LLC, carried at cost less any impairment write-downs because we did not have the ability to exercise significant influence over the investee and the securities did not have readily determinable fair values. On April 14, 2026, we acquired the remaining equity of BFTR, LLC. Refer to Note 7, “Acquisitions,” for further details.
As described in Note 2, “Summary of Significant Accounting Policies,” we assess goodwill for impairment annually on October 1. In addition, we review goodwill, property and equipment, and other intangibles for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. During the fourth quarter of 2025, we completed our annual assessment of goodwill which did not result in an impairment charge. Further, for the six months ended June 30, 2026, we identified no indicators of impairment to goodwill, property and equipment, and other intangibles; therefore, no impairment was recorded.
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
The following table presents the fair value and carrying value, net, of our Convertible Senior Notes:

	Fair Value at		Carrying Value at
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
2031 Notes	$1,427,797	$—	$1,408,691	$—
2026 Notes	—	607,500	—	599,663

(11)    Income Tax Provision
We had an effective income tax rate of 22.5% and 23.1% for the three and six months ended June 30, 2026, compared to 17.4% and 16.2% for the three and six months ended June 30, 2025. The increase in the effective tax rate for the three and six months ended June 30, 2026, as compared to the prior period, is primarily due to decreases in excess tax benefits related to share-based compensation, partially offset by a nontaxable gain on remeasurement of equity investment.
The effective income tax rates for the periods presented are different from the statutory United States federal income tax rate of 21% primarily due to state income taxes, liabilities for uncertain tax positions, and non-deductible business expenses, partially offset by excess tax benefits related to share-based compensation, research tax credits, and a nontaxable gain on remeasurement of equity investment.
We made income tax payments, net of refunds, of $16.5 million and $46.3 million in the six months ended June 30, 2026, and 2025, respectively.
(12)    Shareholders’ Equity
The following table details activity in our common stock:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Purchase of treasury shares, including excise taxes	(1,623)	$(511,169)	(3)	$(1,605)	(2,423)	$(761,232)	(3)	$(1,605)
Exercise of stock options and vesting of restricted stock units	117	3,241	163	13,327	286	5,857	328	29,771
Issuance of shares pursuant to employee stock purchase plan	19	5,377	11	5,352	29	9,178	19	9,322
Employee taxes paid for withheld shares upon equity award settlement	(29)	(9,010)	(32)	(18,008)	(82)	(27,991)	(56)	(32,926)
Purchase of Capped Call transactions, net of tax	—	(140,501)	—	—	—	(140,501)	—	—
On February 3, 2026, our Board of Directors authorized the repurchase of $1.0 billion, excluding excise taxes, of our common stock, which replaced and superseded all previous share repurchase authorizations. On July 24, 2026, the Board of Directors authorized an additional $1.5 billion share repurchase plan. The plan allows us to repurchase shares at our discretion, and there is no expiration date. The plan replaces and supersedes any previous authorizations, except that the Company’s Chief Executive Officer and Chief Financial Officer may continue to cause the Company to repurchase any amounts not yet repurchased under previous authorizations. As of July 29, 2026, we have remaining authorization from our Board of Directors to repurchase up to approximately $1.745 billion of our common stock.
For the three and six months ended June 30, 2026, we repurchased approximately 1.6 million and 2.4 million shares, respectively of our common stock for an aggregate purchase price, including excise taxes, of approximately $511.2 million and $761.2 million, respectively.
(13)    Share-Based Compensation
The following table summarizes share-based compensation expense related to share-based awards, which is recorded in the condensed consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenues	$9,504	$8,891	$18,978	$17,605
Operating expenses	34,158	29,411	61,843	58,357
Total share-based compensation expense	$43,662	$38,302	$80,821	$75,962

(14)    Earnings Per Share
The following table details the reconciliation of basic earnings per share to diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator for basic and diluted earnings per share:
Net income	$93,512	$84,627	$174,692	$165,679
Denominator:
Weighted-average basic common shares outstanding	41,619	43,163	41,564	43,174
Assumed conversion of dilutive securities:
Stock awards	235	609	289	661
Convertible Senior Notes due 2031	—	—	—	—
Convertible Senior Notes due 2026	—	157	—	181
Denominator for diluted earnings per share - Adjusted weighted-average shares	41,854	43,929	41,853	44,016
Earnings per common share:
Basic	$2.25	$1.96	$4.20	$3.84
Diluted	$2.23	$1.93	$4.17	$3.76
Convertible Senior Notes due 2031
On May 14, 2026, we issued 0.50% Convertible Senior Notes due 2031 (the “2031 Notes”) in the aggregate principal amount of $1.44 billion. The 2031 Notes are convertible into shares of our common stock at an initial conversion price of $405.94 per share. The potential dilutive effect of the 2031 Notes is calculated using the if-converted method. For the three and six months ended June 30, 2026, the average market price of our common stock was below the conversion price of the 2031 Notes. As a result, no dilutive impact is reflected in the computation of diluted earnings per share. Approximately 3.54 million remaining resulting common shares related to the 2031 Notes are not included in the dilutive weighted-average common shares outstanding calculation for the three and six months ended June 30, 2026, as none of the conversion features have been triggered.
In addition, approximately 3.50 million shares underlying the Capped Call transactions entered into in connection with the 2031 Notes were excluded from diluted earnings per share for the three and six months ended June 30, 2026, as their effect would have been antidilutive.
Convertible Senior Notes due 2026
On March 9, 2021, we issued 0.25% Convertible Senior Notes due in 2026 (the “2026 Notes”) in the aggregate principal amount of $600.0 million . The potential dilutive effect of the 2026 Notes was calculated using the if-converted method based on the conversion price of $493.44 per share. During the three and six months ended June 30, 2026, the Company repaid the $600.0 million aggregate principal amount of the 2026 Notes with no conversions; therefore no dilutive impact is reflected in the table above. For the three and six months ended June 30, 2025, the average stock price for the period exceeded the conversion price, and the dilutive effect of the 2026 Notes was included in diluted earnings per share.
Antidilutive Securities related to stock awards
The following securities were excluded from the computation of diluted earnings per share because their effect would have been antidilutive:
•stock awards representing approximately 596,000 and 493,000 shares for the three and six months ended June 30, 2026, respectively; and

•stock awards representing approximately 83,000 and 53,000 shares for the three and six months ended June 30, 2025, respectively.

(15)    Leases
We lease office facilities, transportation, and other equipment for use in our operations. Most of our leases are non-cancelable operating lease agreements with remaining terms of one to nine years. Some of these leases include options to extend for up to six years. We have no finance leases as of June 30, 2026. Right-of-use lease assets and lease liabilities for our operating leases are recorded in the condensed consolidated balance sheets.
The components of operating lease expense were as follows:

Lease Costs	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost	$3,540	$2,502	$6,364	$4,846
Short-term lease cost	359	506	865	1,070
Variable lease cost	426	159	853	407
Net lease cost	$4,325	$3,167	$8,082	$6,323
Supplemental information related to leases is as follows:

Other Information	Six Months Ended June 30,
	2026	2025
Cash flows:
Cash paid amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$5,841	$6,295

Right-of-use assets obtained in exchange for lease obligations (non-cash):
Operating leases	$7,204	$7,737

Lease term and discount rate:
Weighted average remaining lease term (years)	5.5	5.8
Weighted average discount rate	3.81%	3.37%
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
Rental income from third-party tenants for the three and six months ended June 30, 2026 and June 30, 2025 was $666,000 and $1.3 million and $812,000 and $1.6 million, respectively. Rental income is included in hardware and other revenue on the condensed consolidated statements of income. As of June 30, 2026, future minimum operating rental income based on contractual agreements is as follows:

Year ending December 31,	Amount
2026 (Remaining)	$1,349
2027	2,417
2028	2,169
2029	1,495
2030	1,526
Thereafter	4,524
Total	$13,480

(16)    Commitments and Contingencies
Litigation
We are subject to various legal proceedings arising both in and outside of the ordinary course of our business. We are not presently a party to any legal proceedings that it believes, if determined adversely to the Company would have a material adverse effect on the Company.
Purchase Commitments
We have contractual obligations for third-party technology used in our solutions and for other services that we purchase as part of our normal operations. In certain cases, these arrangements require a minimum annual purchase commitment by us. As of June 30, 2026, the remaining aggregate minimum purchase commitment under these arrangements was approximately $537.4 million through 2031.
(17)    Subsequent Events
On July 24, 2026, the Board of Directors authorized an additional $1.5 billion share repurchase plan. The plan allows us to repurchase shares at our discretion, and there is no expiration date. The plan replaces and supersedes any previous authorizations, except that the Company’s Chief Executive Officer and Chief Financial Officer may continue to cause the Company to repurchase any amounts not yet repurchased under previous authorizations. As of July 29, 2026, we have remaining authorization from our Board of Directors to repurchase up to approximately $1.745 billion of our common stock.

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

Revenue from certain product offerings, along with related expenses, for the prior period has been reclassified to conform to their current period presentation. Furthermore, certain depreciation and amortization expenses for the prior periods have been reclassified to corporate unallocated to be consistent with the current year presentation that better aligns with the Corporate classification of certain assets on the condensed consolidated balance sheets as Corporate. These changes had no impact on the Company's consolidated results of operations, financial position, or cash flows.
See Note 3, “Segment and Related Information,” in the notes to the financial statements for additional information.
Recent Acquisitions
2026
On April 14, 2026, we completed the acquisition of the remaining equity of BFTR, LLC (“For the Record” or “FTR”), a provider of cloud connected software that captures, stores, and manages courtroom audio and video with secure chain of custody. The actual operating results of FTR are included in the operating results of the ES segment beginning April 14, 2026.
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
Convertible Senior Notes due 2031
On May 14, 2026, we issued 0.50% Convertible Senior Notes due in 2031 for the aggregate principal amount of $1.44 billion (the “2031 Notes”). The 2031 Notes were issued pursuant to, and are governed by, an indenture (the “Indenture”), dated as of May 14, 2026, between the Company and U.S. Bank Trust Company, National Association, as trustee. The net proceeds from the issuance of the 2031 Notes were $1.41 billion, net of initial purchasers’ discounts of $25.2 million and debt issuance costs of $4.4 million. On May 14, 2026, we used approximately $320.7 million of the net proceeds of the offering of the 2031 Notes to repurchase 1,026,900 shares of our common stock. Including this repurchase, we repurchased approximately 2.4 million shares under our share repurchase program, for the six months ended June 30, 2026.
The 2031 Notes accrue interest at a rate of 0.50% per annum, payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2027. The 2031 Notes mature on July 15, 2031, unless earlier repurchased, redeemed or converted.
As of June 30, 2026, the aggregate amount due of the 2031 Notes was $1.44 billion.
Convertible Senior Notes due 2026
On March 15, 2026, we repaid the $600.0 million aggregate principal amount of its 0.25% Convertible Senior Notes due 2026 (the “2026 Notes”) in cash at maturity. No conversions of the 2026 Notes occurred prior to or at maturity as our common stock price did not exceed the conversion price during the relevant periods for redemption, and no other conversion conditions were met. As a result, the entire principal amount was settled in cash, and no shares of common stock were issued upon settlement.
2026 Credit Agreement
On May 28, 2026, we entered into a $1.0 billion credit agreement (the “2026 Credit Agreement”) with the various lender parties thereto and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender, and Issuing Lender. The 2026 Credit Agreement provides for an unsecured revolving credit facility in an aggregate principal amount of up to $1.0 billion, including sub-facilities for standby letters of credit and swingline loans. The 2026 Credit Agreement matures on May 28, 2031, and loans may be prepaid at any time, without premium or penalty, subject to certain minimum amounts and payment of any SOFR breakage costs. We incurred fees of $2.2 million in connection with the 2026 Credit Agreement. The 2026 Credit Agreement replaced the Company’s existing $700.0 million unsecured credit facility under the 2024 Credit Agreement dated September 25, 2024, which was scheduled to mature September 25, 2029.

We have no outstanding borrowings under the 2026 Credit Agreement, with an available borrowing capacity of $1.0 billion as of June 30, 2026. See Note 8, “Debt,” to the condensed consolidated financial statements for discussions of the 2026 Notes, the 2031 Notes and the 2026 Credit Agreement.
Operating Results
For the three and six months ended June 30, 2026, total revenues increased 8.2% and 8.4%, respectively, compared to the prior period, primarily due to an increase in subscriptions revenue. Revenues from recent acquisitions contributed $11.4 million and $15.3 million to the total revenue increase for the three and six months ended June 30, 2026, respectively, compared to the prior period.
Subscriptions revenue grew 12.0% and 13.3%, respectively, for the three and six months ended June 30, 2026, compared to the prior period, primarily due to an ongoing shift toward SaaS arrangements for both new and existing clients, along with growth in certain transaction-based revenues. Revenues from recent acquisitions contributed $8.1 million and $11.7 million to the subscriptions revenue increase for the three and six months ended June 30, 2026, respectively, compared to the prior period.
Our total employee count increased to 7,879 as of June 30, 2026, including 237 employees who joined us through acquisitions completed since June 30, 2025. Our employee count was 7,542 as of June 30, 2025.
Annualized Recurring Revenues
Annualized recurring revenues (“ARR”) - Subscriptions and maintenance are considered recurring revenue sources. ARR is calculated by annualizing the current quarter’s recurring revenues from subscriptions and maintenance as reported in our statement of income. Management believes ARR is an indicator of the annual run rate of our recurring revenues, as well as a measure of the effectiveness of the strategies we deploy to drive revenue growth over time. ARR is a metric widely used by companies in the technology sector and by investors, which we believe offers insight into the stability of our subscriptions and maintenance revenues to be recognized within the year.
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
ARR was $2.24 billion and $2.07 billion as of June 30, 2026, and 2025, respectively. ARR increased approximately 8% compared to the prior period primarily due to an increase in subscriptions revenue resulting from an ongoing shift toward SaaS arrangements for both new and existing clients and expansion in transaction-based fee arrangements.
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

ANALYSIS OF RESULTS OF OPERATIONS

	Percent of Total Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Subscriptions	70.3%	68.0%	70.2%	67.2%
Maintenance	16.4	18.8	17.1	19.4
Professional services	9.8	9.8	9.9	10.6
Other	3.5	3.4	2.8	2.8
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Subscriptions, maintenance, and professional services	47.6	49.2	47.7	49.2
Amortization of software development	0.9	0.9	0.9	0.9
Amortization of acquired software	1.3	1.6	1.4	1.6
Other	2.7	2.6	2.1	1.8
Sales and marketing expense	6.2	6.1	6.2	6.3
General and administrative expense	14.5	12.8	14.1	13.4
Research and development expense	9.7	8.5	9.7	8.5
Amortization of other intangibles	2.4	2.3	2.4	2.4
Operating income	14.7	16.0	15.5	15.9
Interest expense	(0.5)	(0.2)	(0.3)	(0.2)
Gain on remeasurement of equity investment	3.9	—	2.0	—
Other income, net	0.5	1.4	0.9	1.3
Income before income taxes	18.6	17.2	18.1	17.0
Income tax provision	4.2	3.0	4.2	2.8
Net income	14.4%	14.2%	13.9%	14.2%
Revenues
Subscriptions
The following table sets forth a comparison of our subscriptions revenue for the three and six months ended June 30 ($ in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	2026	2025	$	%	2026	2025	$	%
ES	$307,954	$257,478	$50,476	20%	$603,125	$486,058	$117,067	24%
PT	145,770	147,597	(1,827)	(1)	280,344	294,006	(13,662)	(5)
Total subscriptions revenue	$453,724	$405,075	$48,649	12%	$883,469	$780,064	$103,405	13%
Subscriptions revenue consists of revenues derived from our SaaS arrangements and transaction-based fees primarily related to digital government services and payment processing.

SaaS fees
The following table sets forth a comparison of our subscriptions revenue derived from SaaS fees for the three and six months ended June 30 ($ in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	2026	2025	$	%	2026	2025	$	%
ES	$207,658	$168,232	$39,426	23%	$407,790	$326,973	$80,817	25%
PT	22,983	21,339	1,644	8	45,207	42,678	2,529	6
Total SaaS fees revenue	$230,641	$189,571	$41,070	22%	$452,997	$369,651	$83,346	23%
For the three and six months ended June 30, 2026, SaaS fees grew 22% and 23%, respectively, compared to the prior period. The growth is primarily due to sales to new clients and expansions with existing clients, along with new SaaS revenues from existing on-premises clients converting to our SaaS offerings. Annual price increases for existing clients also contributed to the growth. SaaS revenues from recent acquisitions contributed $8.1 million and $11.6 million to the total SaaS revenue increase for the three and six months ended June 30, 2026, respectively, compared to the prior period.
Transaction-based fees
The following table sets forth a comparison of our subscriptions revenue derived from transaction-based fees for the three and six months ended June 30 ($ in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	2026	2025	$	%	2026	2025	$	%
ES	$100,296	$89,246	$11,050	12%	$195,335	$159,085	$36,250	23%
PT	122,787	126,258	(3,471)	(3)	235,137	251,328	(16,191)	(6)
Total transaction-based fees revenue	$223,083	$215,504	$7,579	4%	$430,472	$410,413	$20,059	5%
For the three and six months ended June 30, 2026, transaction-based fees grew 4% and 5%, respectively, compared to the prior period. The increase in transaction-based fees compared to prior period are from new transaction clients and volume increases from online payments and e-filing services, somewhat offset by the decline in revenues of approximately $12.5 million and $24.8 million, for the three and six months ended June 30, 2026, respectively, due to the wind-down in the fourth quarter of 2025 of one state’s payment processing contract.
Maintenance
The following table sets forth a comparison of our maintenance revenue for the three and six months ended June 30 ($ in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	2026	2025	$	%	2026	2025	$	%
ES	$100,348	$106,779	$(6,431)	(6)%	$203,675	$213,758	$(10,083)	(5)%
PT	5,462	5,344	118	2	11,009	11,166	(157)	(1)
Total maintenance revenue	$105,810	$112,123	$(6,313)	(6)%	$214,684	$224,924	$(10,240)	(5)%
We provide maintenance and support services for on-premises clients that license our software products and certain third-party software. Maintenance revenue decreased 6% and 5%, respectively, for the three and six months ended June 30, 2026, compared to the prior period primarily due to the impact of clients converting from on-premises license arrangements to SaaS since June 30, 2025, partially offset by maintenance price increases.

Professional services
The following table sets forth a comparison of our professional services revenue for the three and six months ended June 30 ($ in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	2026	2025	$	%	2026	2025	$	%
ES	$54,737	$56,862	$(2,125)	(4)%	$107,995	$111,455	$(3,460)	(3)%
PT	8,429	1,750	6,679	382	15,978	11,207	4,771	43
Total professional services revenue	$63,166	$58,612	$4,554	8%	$123,973	$122,662	$1,311	1%
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
Professional services revenue increased 8% and 1%, respectively, for the three and six months ended June 30, 2026, compared to the prior period. The increase in professional services revenues compared to prior period is primarily due to the timing of time and material projects and the timing of specific reserves taken in prior periods, partially offset by an intentional reduction in custom development, as well as efficiencies in the delivery of professional services.
Other
The following table sets forth a comparison of other revenue for the three and six months ended June 30 ($ in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	2026	2025	$	%	2026	2025	$	%
ES	$13,293	$12,796	$497	4%	$26,290	$25,390	$900	4%
PT	1,196	(55)	1,251	(2,275)	1,589	(14)	1,603	(11,450)
Other revenue	$14,489	$12,741	$1,748	14%	$27,879	$25,376	$2,503	10%
Other revenue primarily consists of software licenses, royalties and computer hardware. Other revenue increased 14% and 10%, respectively, for the three and six months ended June 30, 2026, compared to the prior period. Other revenue increased primarily due to an increase in computer hardware revenue. The increase is somewhat offset by the decline in revenue from software licenses due to the ongoing shift in the mix of new software contracts to SaaS. Refer to the SaaS fees section for further details on our revenue mix shift.
Cost of revenues and overall gross margins
The following table sets forth a comparison of the key components of our cost of revenues for the three and six months ended June 30 ($ in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	2026	2025	$	%	2026	2025	$	%
Subscriptions, maintenance, and professional services	$306,783	$292,595	$14,188	5%	$600,330	$570,648	$29,682	5%
Amortization of software development	5,579	5,505	74	1	11,203	10,884	319	3
Amortization of acquired software	8,532	9,319	(787)	(8)	17,516	18,613	(1,097)	(6)
Other	17,145	15,514	1,631	11	26,059	20,872	5,187	25
Total cost of revenues	$338,039	$322,933	$15,106	5%	$655,108	$621,017	$34,091	5%

Subscriptions, maintenance, and professional services
The following table sets forth a comparison of our costs of subscriptions, maintenance, and professional services for the three and six months ended June 30 ($ in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	2026	2025	$	%	2026	2025	$	%
Subscriptions, maintenance, and professional services	$306,783	$292,595	$14,188	5%	$600,330	$570,648	$29,682	5%
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
The cost of subscriptions, maintenance, and professional services for both the three and six months ended June 30, 2026, increased 5%, compared to the prior period. For the three months ended June 30, 2026, the increase is primarily due to a $19.0 million increase in merchant fees related to higher activity and an increase in interchange fee rates, an increase of $5.5 million in hosting costs as we expand our SaaS client base and transition from our proprietary data centers to the public cloud, and a $3.3 million increase from recent acquisitions. The increases were partially offset by an $11.0 million reduction in merchant fees, following the wind-down in the fourth quarter of 2025 of a state payment processing contract, and the redeployment of resources to research and development due to continued migration of clients to our SaaS products and the consolidation of versions of on-premises software products with support obligations.
For the six months ended June 30, 2026, the increase is primarily due to a $36.0 million increase in merchant fees related to higher activity and an increase in interchange fee rates, an increase of $11.4 million in hosting costs as we expand our SaaS client base and transition from our proprietary data centers to the public cloud, and a $4.3 million increase from recent acquisitions. The increases were partially offset by a $21.5 million reduction in merchant fees following the wind-down in the fourth quarter of 2025 of a state payment processing contract, and the redeployment of resources to research and development due to continued migration of clients to our SaaS products and the consolidation of versions of on-premises software products with support obligations.
Amortization of software development
The following table sets forth a comparison of our amortization of software development for the three and six months ended June 30 ($ in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	2026	2025	$	%	2026	2025	$	%
Amortization of software development	$5,579	$5,505	$74	1%	$11,203	$10,884	$319	3%
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
For the three and six months ended June 30, 2026, amortization of software development costs increased 1% and 3%, respectively, compared to the prior period due to new products released in the past year.

Amortization of acquired software
The following table sets forth a comparison of our amortization of acquired software for the three and six months ended June 30 ($ in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	2026	2025	$	%	2026	2025	$	%
Amortization of acquired software	$8,532	$9,319	$(787)	(8)%	$17,516	$18,613	$(1,097)	(6)%
Amortization expense related to acquired software attributable to business combinations is included with cost of revenues. The estimated useful lives of acquired software range from five to 10 years.
For the three and six months ended June 30, 2026, amortization of acquired software declined 8% and 6%, respectively, compared to the prior period due to assets becoming fully amortized in the fourth quarter of 2025, partially offset by amortization of acquired software from new acquisitions completed in 2026.
Other
The following table sets forth a comparison of other costs for the three and six months ended June 30 ($ in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	2026	2025	$	%	2026	2025	$	%
Other	$17,145	$15,514	$1,631	11%	$26,059	$20,872	$5,187	25%
Other costs primarily consist of costs related to software licenses and computer hardware. Software license costs primarily consist of direct third-party software costs. Computer hardware costs primarily consist of the costs of purchased inventory and other direct fulfillment costs. We do not have any direct costs associated with royalties revenues.
Other costs for the three and six months ended June 30, 2026, increased 11% and 25%, respectively, compared to the prior period. The increase was primarily driven by higher computer hardware sales.
The following table sets forth a comparison of gross profit and overall gross margin for the periods presented as of June 30 ($ in thousands):

	Three Months Ended			Six Months Ended
	2026	2025	Change	2026	2025	Change
Total gross profit	$307,057	$273,184	$33,873	$603,491	$540,265	$63,226
Overall gross margin	47.6%	45.8%	1.8%	47.9%	46.5%	1.4%
Overall gross margin. For the three and six months ended June 30, 2026, our blended gross margin increased 1.8% and 1.4%, respectively, compared to the prior period. For the three and six months ended June 30, 2026, the increase in overall gross margin compared to the prior period is primarily attributable to a shift in our revenue mix toward higher-margin SaaS revenues. That increase in the overall gross margin is partially offset by declines in software licenses and maintenance revenues and increases in merchant fees, hosting costs, and software development amortization expense.
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

	Three Months Ended		Change		Six Months Ended		Change
	2026	2025	$	%	2026	2025	$	%
Sales and marketing expense	$39,851	$36,312	$3,539	10%	$78,648	$72,785	$5,863	8%
S&M expense as a percentage of revenues was 6.2% for both the three and six months ended June 30, 2026 compared to 6.1% and 6.3%, respectively, for the three and six months ended June 30, 2025. S&M expense increased 10% and 8%, respectively, compared to the prior period. The increase in S&M expense is primarily attributed to an increase in commission expense and higher personnel expense compared to the prior period.

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

	Three Months Ended		Change		Six Months Ended		Change
	2026	2025	$	%	2026	2025	$	%
General and administrative expense	$93,733	$76,601	$17,132	22%	$177,698	$156,053	$21,645	14%
G&A expense as a percentage of revenue was 14.5% and 14.1%, respectively, for the three and six months ended June 30, 2026 compared to 12.8% and 13.4%, respectively, for the three and six months ended June 30, 2025. G&A expense increased 22% and 14%, respectively, for the three and six months ended June 30, 2026, compared to the prior period. For the three months ended June 30, 2026, the increase in G&A expense was primarily attributable to a $7.1 million increase in professional fees primarily from ligation-related expenses, a $3.3 million increase in share-based compensation expense, a $2.3 million increase in acquisition and restructuring costs, and a $2.4 million increase in G&A expense from recent acquisitions. For the six months ended June 30, 2026, the G&A expense increase is attributable to a $6.9 million increase in professional services primarily from litigation-related expenses, a $4.7 million write-off of previously capitalized software projects, a $1.7 million increase in software/hardware expense, and a $2.6 million increase in G&A expense from recent acquisitions.
Research and development expense
Research and development expense consists primarily of salaries, employee benefits and related overhead costs associated with product development. Research and development expense consists mainly of costs associated with development of new functionality in our current products that do not qualify for capitalization. The following table sets forth a comparison of our research and development expense for the three and six months ended June 30 ($ in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	2026	2025	$	%	2026	2025	$	%
Research and development expense	$62,832	$50,842	$11,990	24%	$122,559	$98,686	$23,873	24%
Research and development expense increased 24%, for both the three and six months ended June 30, 2026, compared to the prior period, with the majority of the increase due to the redeployment of resources to research and development resulting from the continued migration of clients to our SaaS products and version consolidation of on-premises software products with support obligations, together with increased investments in a number of new Tyler product development initiatives across our product suites.
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

	Three Months Ended		Change		Six Months Ended		Change
	2026	2025	$	%	2026	2025	$	%
Amortization of other intangibles	$15,546	$13,833	$1,713	12%	$29,679	$27,972	$1,707	6%
Amortization of other intangibles increased 12% and 6%, respectively, for the three and six months ended June 30, 2026, compared to the prior period, primarily due to amortization of other intangibles from acquisitions completed in 2026 and fourth quarter of 2025.

Segment Operating Income
The following table sets forth a comparison of the operating income by reportable segments for the three and six months ended June 30 ($ in thousands):

Segment Operating Income (loss):	Three Months Ended		Change		Six Months Ended		Change
	2026	2025	$	%	2026	2025	$	%
ES	$178,025	$172,563	$5,462	3%	$364,285	$331,483	$32,802	10%
PT	32,388	24,690	7,698	31	50,113	54,976	(4,863)	(9)
ES segment
For the three and six months ended June 30, 2026, the ES segment operating income increased 3% and 10%, respectively. For the three months ended June 30, 2026, the increase is primarily driven by a $50.5 million rise in subscriptions revenues resulting from the continued shift toward SaaS arrangements for both new and existing clients, as well as growth in certain transaction-based revenues. This increase was partially offset by higher expenses, including a $16.2 million increase in merchant fees, a $9.1 million increase in personnel expenses, a $5.3 million increase in professional fees primarily from litigation-related expenses, and a $4.8 million increase in hosting fees. Partially offsetting the increase is a $8.6 million decline in maintenance revenue and professional services revenues.
For the six months ended June 30, 2026, the increase is primarily driven by an $117.1 million rise in subscriptions revenues resulting from the continued shift toward SaaS arrangements for both new and existing clients, as well as growth in certain transaction-based revenues. This increase was partially offset by higher expenses, including a $31.4 million increase in merchant fees, a $19.1 million increase in personnel expenses, a $9.3 million increase in hosting fees, a $6.2 million increase in professional services. Also partially offsetting the increase is a $13.5 million decline in maintenance revenue and professional services revenues.
PT segment
For the three and six months ended June 30, 2026, the PT segment operating income increased 31% and decreased 9%, respectively.
For the three months ended June 30, 2026, the increase in segment operating income is primarily driven by a $7.9 million increase in professional services revenue, due to timing of time and material projects and timing of specific reserves taken in prior periods, and other revenue from hardware sales. The increase is offset by a decline of approximately $12.5 million in transaction-based revenues, partially offset by a corresponding $11.0 million reduction in merchant fees, following the wind-down in the fourth quarter of 2025 of a state payment processing contract.
For the six months ended June 30, 2026, the decrease in segment operating income is primarily driven by higher G&A expenses, including a $4.7 million write-off related to previously capitalized software projects. Also contributing to the decrease is a decline of approximately $24.8 million in transaction-based revenues, partially offset by a corresponding $21.5 million reduction in merchant fees, following the wind-down in the fourth quarter of 2025 of a state payment processing contract. Offsetting the decline in the PT operating income was a $6.4 million increase in the professional services revenue and other revenues from hardware sales.
See Note 3, “Segment and Related Information,” for a reconciliation between our operating segment and consolidated financial results for the periods presented.
Interest expense
The following table sets forth a comparison of our interest expense for the three and six months ended June 30 ($ in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	2026	2025	$	%	2026	2025	$	%
Interest expense	$(2,974)	$(1,262)	$(1,712)	136%	$(4,040)	$(2,508)	$(1,532)	61%
Interest expense is comprised of interest expense and non-usage and other fees associated with our borrowings. Interest expense in the three and six months ended June 30, 2026, increased 136% and 61%, respectively, compared to the prior period as a result of the 2031 Notes issued during the second quarter of 2026.

Gain on remeasurement of equity investment
The following table sets forth a comparison of our gain on remeasurement of equity investment for the three and six months ended June 30 ($ in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	2026	2025	$	%	2026	2025	$	%
Gain on remeasurement of equity investment	$25,048	$—	$25,048	—%	$25,048	$—	$25,048	—%
For the three and six months ended June 30, 2026, the Company recognized a gain of $25.0 million as a result of remeasuring the previously held equity investment to its fair value on the acquisition date in connection with the FTR acquisition completed during the second quarter of 2026.
Other income, net
The following table sets forth a comparison of our other income, net, for the three and six months ended June 30 ($ in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	2026	2025	$	%	2026	2025	$	%
Other income, net	$3,462	$8,179	$(4,717)	(58)%	$11,138	$15,542	$(4,404)	(28)%
Other income, net, is primarily comprised of interest income from invested cash. The change in other income, net, in the three and six months ended June 30, 2026, compared to the prior period is due to decreased interest income generated from lower invested cash balances during the first quarter of 2026 compared to 2025.
Income tax provision
The following table sets forth a comparison of our income tax provision for the three and six months ended June 30 ($ in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	2026	2025	$	%	2026	2025	$	%
Income tax provision	$27,119	$17,886	$9,233	52%	$52,361	$32,124	$20,237	63%

Effective income tax rate	22.5%	17.4%			23.1%	16.2%
The increase in the effective tax rate for the three and six months ended June 30, 2026, as compared to the prior period, is primarily due to decreases in excess tax benefits related to share-based compensation, partially offset by a nontaxable gain on remeasurement of equity investment.
The effective income tax rates for the periods presented are different from the statutory United States federal income tax rate of 21% primarily due to state income taxes, liabilities for uncertain tax positions, and non-deductible business expenses, partially offset by excess tax benefits related to share-based compensation, research tax credits, and a nontaxable gain on remeasurement of equity investment.

FINANCIAL CONDITION AND LIQUIDITY
As of June 30, 2026, we have cash and cash equivalents of $895.4 million, compared to $1.0 billion as of December 31, 2025. We also have $119.9 million invested in investment grade corporate bonds, U.S. Treasuries and asset-backed securities as of June 30, 2026. These investments have varying maturity dates through 2027 and are held as available-for-sale. Net cash provided by operating activities continues to be our primary source of funds to finance operating needs and capital expenditures. Other potential capital resources include cash on hand, public and private issuances of debt or equity securities, and our revolving credit facility. It is possible that our ability to access the capital and credit markets in the future may be limited by economic conditions or other factors. We believe that our cash on hand, cash provided by operating activities, and available credit are sufficient to fund our working capital requirements and capital expenditures for at least the next twelve months.
The following table sets forth a summary of cash flows for the six months ended June 30 ($ in thousands):

	2026	2025
Cash flows provided (used) by:
Operating activities	$231,673	$154,469
Investing activities	(202,392)	(108,928)
Financing activities	(149,328)	(2,815)
Net (decrease) increase in cash and cash equivalents	$(120,047)	$42,726
For the six months ended June 30, 2026, operating activities provided cash of $231.7 million, compared to $154.5 million in the six months ended June 30, 2025. Operating activities that provided cash were primarily comprised of net income of $174.7 million, with adjustments for non-cash depreciation and amortization charges of $74.8 million, non-cash share-based compensation expense of $80.8 million, non-cash gain on the remeasurement of equity investment of $25.0 million and non-cash amortization of operating lease right-of-use assets of $5.9 million. Changes in working capital, excluding cash, reduced cash provided by operating activities by approximately $79.5 million mainly due to higher accounts receivable. We have higher accounts receivable at June 30 because our annual maintenance billing cycle peaks in the second quarter. Also contributing to the decrease in working capital are timing of payments to and receipts from our government partners, timing of prepaid expenses, and timing of lease payments. These decreases were offset by an increase in deferred revenue and timing of deferred taxes associated with stock option activity during the period.
Investing activities used cash of $202.4 million in the six months ended June 30, 2026, compared to $108.9 million used in the six months ended June 30, 2025. The cost of acquisitions, net of cash acquired during the period, was $214.3 million. We invested $51.5 million and received $73.8 million in proceeds from investment grade corporate bonds, U.S. Treasuries and asset-backed securities. Approximately $8.3 million was invested in property and equipment. Lastly, approximately $2.1 million of software development costs were capitalized.
Financing activities used cash of $149.3 million in the six months ended June 30, 2026, compared to $2.8 million used in the six months ended June 30, 2025. On May 14, 2026, we issued $1.44 billion aggregate principal amount of 2031 Notes. The net proceeds from the issuance of the 2031 Notes were $1.41 billion, net of initial purchasers’ discounts of $25.2 million and debt issuance costs of $4.4 million. In connection with the issuance of the 2031 Notes, the Company entered into privately negotiated Capped Call transactions (the “Capped Calls”) with certain financial institutions at an aggregate cost of approximately $187.2 million. On March 15, 2026, the Company repaid the $600.0 million aggregate principal amount of the 2026 Notes in cash. In the six months ended June 30, 2026, we repurchased approximately $755.0 million of our common stock, excluding excise taxes, paid $22.1 million, net of cash proceeds received from stock option exercises, to satisfy employee tax-withholding obligation associated with settlement of equity awards, and received $9.2 million from employee stock purchase plan activity. Lastly, the Company incurred fees of $2.2 million in connection with the 2026 Credit Agreement signed on May 26, 2026.

On February 3, 2026, our Board of Directors authorized the repurchase of $1.0 billion of our common stock, which replaced and superseded all previous authorizations. On July 24, 2026, the Board of Directors authorized an additional $1.5 billion share repurchase plan. The plan allows us to repurchase shares at our discretion, and there is no expiration date. The plan replaces and supersedes any previous authorizations, except that the Company’s Chief Executive Officer and Chief Financial Officer may continue to cause the Company to repurchase any amounts not yet repurchased under previous authorizations. Our share repurchase program allows us to repurchase shares at our discretion. Market conditions, as well as the volume of employee stock option exercises, influence the timing of the repurchases and the number of shares repurchased. Share repurchases are generally funded using our existing cash balances and borrowings under our credit facility and may occur through open market purchases and transactions structured through investment banking institutions, privately negotiated transactions and/or other mechanisms. There is no expiration date specified for the authorization. As of July 29, 2026, we have remaining authorization from our Board of Directors to repurchase up to approximately $1.745 billion of our common stock.
As of June 30, 2026, we had an aggregate principal amount of $1.44 billion of our 2031 Notes and no borrowings under the 2026 Credit Agreement, that has available borrowing capacity of $1.0 billion. On March 15, 2026, the Company repaid the $600.0 million aggregate principal amount of its 2026 Notes at maturity with the entire principal amount settled in cash, and no shares of common stock were issued upon settlement. In the six months ended June 30, 2026, and 2025, we paid interest of $2.1 million and $1.0 million, respectively. See Note 8, “Debt,” to the condensed consolidated financial statements for discussions of the 2026 Notes, the 2031 Notes and the 2026 Credit Agreement.
On April 14, 2026, we completed the acquisition of the remaining equity of BFTR, LLC. The transaction had a cash purchase price, net of cash acquired of approximately $212.7 million, subject to customary post-closing adjustments.
We made income tax payments, net of refunds, of $16.5 million and $46.3 million in the six months ended June 30, 2026, and 2025, respectively.
We anticipate that 2026 capital spending will be between $18.0 million and $20.0 million, including approximately $6.0 million of capitalized software development. We expect the majority of the other capital spending will consist of computer equipment and software for infrastructure replacements and expansion. Capital spending and cash tax payments are expected to be funded from existing cash balances and cash flows from operations.
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
There were no material changes to our future minimum contractual obligations since December 31, 2025, as previously disclosed in our 2025 Annual Report on Form 10-K filed with the SEC on February 18, 2026. Our estimated future obligations consist of debt, uncertain tax positions, leases, and purchase commitments as of June 30, 2026. Refer to Note 8, “Debt,” Note 11, “Income Tax,” Note 15, “Leases,” and Note 16, “Commitments,” to the condensed consolidated financial statements for related discussions.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and interest rates.
As of June 30, 2026, we had no outstanding borrowings under our 2026 Credit Agreement that has available borrowing capacity of $1.0 billion.
Loans under the revolving credit facility will bear interest, at our option, at a per annum rate of either (1) the Administrative Agent’s prime commercial lending rate (subject to certain higher rate determinations) plus a margin of 0.125% to 0.75% or (2) the one-, three-, or six-month SOFR rate plus a margin of 1.125% to 1.75%.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures. Management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based on this evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2026.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. OTHER INFORMATION
ITEM 1. Legal Proceedings
None
ITEM 1A. Risk Factors
In addition to the other information set forth in this report, one should carefully consider the discussion of various risks and uncertainties contained in Part I, “Item 1A. Risk Factors” in our 2025 Annual Report on Form 10-K filed on February 18, 2026. We believe those risk factors are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us. Please note, however, that those are not the only risk factors facing us. Additional risks that we do not consider material, or of which we are not currently aware, may also have an adverse impact on us. Our business, financial condition and results of operations could be seriously harmed if any of these risks or uncertainties actually occur or materialize. In that event, the market price for our common stock could decline, and our shareholders may lose all or part of their investment. During the six months ended June 30, 2026, there were no material changes in the information regarding risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2026, we repurchased $504.9 million of our common stock and withheld shares valued at $9.0 million to satisfy the minimum tax obligations of employees due upon vesting of restricted stock awards.
A summary of the repurchase activity during the three months ended as of June 30, 2026, is as follows:

Period	Total number of shares repurchased[1]	Average price paid per share[2]	The total number of shares purchased as part of publicly announced repurchase plans or programs	Approximate dollar value of shares that may yet be purchased under current authorization
Three months ended March 31				$749,936,800
April 1 through April 30	298,144	$325.97	298,144	653,357,121
May 1 through May 31	1,026,900	312.27	1,026,900	332,687,058
June 1 through June 30	326,429	296.24	297,718	244,995,181
	1,651,473		1,622,762

On February 3, 2026, our Board of Directors authorized the repurchase of $1.0 billion, excluding excise taxes, of our common stock, which replaced and superseded all previous share repurchase authorizations. On July 24, 2026, the Board of Directors authorized an additional $1.5 billion share repurchase plan. The plan allows us to repurchase shares at our discretion, and there is no expiration date. The plan replaces and supersedes any previous authorizations, except that the Company’s Chief Executive Officer and Chief Financial Officer may continue to cause the Company to repurchase any amounts not yet repurchased under previous authorizations. As of July 29, 2026, we have remaining authorization from our Board of Directors to repurchase up to approximately $1.745 billion of our common stock.

1 Includes 28,711 shares withheld by us to satisfy the minimum tax obligations of employees due upon vesting of restricted stock awards. The level of this acquisition activity varies from period to period based upon the timing of award grants and vesting. Also includes 1,622,762 shares for common stock repurchases under our authorized share repurchase program.
2 Amount excludes impact of excise taxes of $6.2 million imposed on corporate stock repurchases required under the Inflation Reduction Act of 2022.

ITEM 3. Defaults Upon Senior Securities
None
ITEM 4. Mine Safety Disclosures
None
ITEM 5. Other Information
(c) Trading Plans
On June 12, 2026, Tyler Technologies, Inc. executed a Rule 10b5-1 trading plan under which trading could not begin until June 16, 2026, and that terminates no later than July 30, 2026. Additional information is available in the Form 8-K filed on June 12, 2026. Under the Rule 10b5-1 trading plan, the Company is allowed to repurchase up to $150.0 million of shares of our common stock.
On March 13, 2026, Tyler Technologies, Inc. executed a Rule 10b5-1 trading plan under which trading could not begin until March 16, 2026, and that terminates no later than April 30, 2026. Additional information is available in the Form 8-K filed on March 13, 2026. Under the Rule 10b5-1 trading plan, the Company is allowed to repurchase up to $200.0 million of shares of our common stock.
ITEM 6. Exhibits

Exhibit 4.1
Indenture, dated as of May 14, 2026, between Tyler Technologies, Inc. and U.S. Bank Trust Company, National Association, as trustee, relating to the 0.50% Convertible Senior Notes due 2031 (filed as Exhibit 4.1 to our Form 8-K dated May 14, 2026, and incorporated by reference herein)

Exhibit 10.1
Amended and Restated Credit Agreement dated May 28,2026, among Tyler Technologies Inc. and Wells Fargo, N. A. as Administrative Agent and other lenders party hereto (filed as Exhibit 10.1 to our Form 8-K dated May 29, 2026, and incorporated by reference herein)

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
Date: July 29, 2026