Form 10-Q
period 2026-09-30
TYLER TECHNOLOGIES INC
filed 2026-10-28
CIK 860731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐     No   ☒
The number of shares of common stock of registrant outstanding on October 26, 2026 was 39,759,524.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Subscriptions	$462,602	$401,094	$1,346,071	$1,181,158
Maintenance	106,239	111,312	320,923	336,236
Professional services	62,968	64,728	186,941	187,390
Other	15,757	18,745	52,230	52,377
Total revenues	647,566	595,879	1,906,165	1,757,161

Cost of revenues:
Subscriptions, maintenance, and professional services	305,924	289,070	906,254	859,718
Amortization of software development	5,470	6,195	16,673	17,079
Amortization of acquired software	8,786	9,376	26,302	27,989
Other	9,177	9,786	35,236	30,658
Total cost of revenues	329,357	314,427	984,465	935,444

Gross profit	318,209	281,452	921,700	821,717

Sales and marketing expense	40,023	37,560	118,671	110,345
General and administrative expense	81,561	79,971	259,259	236,024
Research and development expense	63,349	51,788	185,908	150,474
Amortization of other intangibles	16,239	14,201	45,918	42,173

Operating income	117,037	97,932	311,944	282,701

Interest expense	(3,773)	(1,235)	(7,813)	(3,743)
Gain on remeasurement of equity investment	—	—	25,048	—
Other income, net	7,893	10,855	19,031	26,397
Income before income taxes	121,157	107,552	348,210	305,355
Income tax provision	26,083	23,159	78,444	55,283
Net income	$95,074	$84,393	$269,766	$250,072

Earnings per common share:
Basic	$2.35	$1.96	$6.55	$5.80
Diluted	$2.33	$1.93	$6.51	$5.70
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$95,074	$84,393	$269,766	$250,072
Other comprehensive (loss) income, net of tax:
Securities available-for-sale and transferred securities:
Change in net unrealized holding (losses) gains on available-for-sale securities during the period	(178)	61	(564)	103
Reclassification adjustment for net income on sale of available-for-sale securities, included in net income	—	—	(3)	—
Other comprehensive (loss) income, net of tax	(178)	61	(567)	103
Comprehensive income	$94,896	$84,454	$269,199	$250,175
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)

	September 30, 2026 (unaudited)	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$788,222	$1,015,400
Accounts receivable (less allowance for losses and sales adjustments of $25,208 at 2026 and $31,972 at 2025)	684,176	638,798
Short-term investments	91,172	81,800
Prepaid expenses	78,194	74,734
Income tax receivable	9,469	23,748
Other current assets	10,743	9,408
Total current assets	1,661,976	1,843,888
Accounts receivable, long-term	16,567	5,968
Operating lease right-of-use assets	37,551	35,602
Property and equipment, net	160,823	160,355
Other assets:
Software development costs, net	48,645	68,371
Goodwill	2,770,159	2,590,013
Other intangibles, net	834,981	780,414
Non-current investments	25,289	60,698
Other non-current assets	89,439	93,599
	$5,645,430	$5,638,908
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$178,511	$174,653
Accrued liabilities	211,606	190,693
Operating lease liabilities	11,182	9,598
Deferred revenue	846,284	780,838
Current portion of convertible senior notes due 2026, net	—	599,663
Total current liabilities	1,247,583	1,755,445
Convertible senior notes due 2031, net	1,410,110	—
Deferred revenue, long-term	17,971	20,988
Deferred income taxes	110,451	95,063
Operating lease liabilities, long-term	34,011	33,347
Other long-term liabilities	34,969	31,276
Total liabilities	2,855,095	1,936,119
Commitments and contingencies	—	—
Shareholders' equity:
Preferred stock, $10.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 48,147,969 shares issued and outstanding as of September 30, 2026 and December 31, 2025	481	481
Additional paid-in capital	1,479,357	1,616,119
Accumulated other comprehensive loss, net of tax	(578)	(11)
Retained earnings	2,452,168	2,182,402
Treasury stock, at cost; 8,308,171 and 5,027,037 shares in 2026 and 2025, respectively	(1,141,093)	(96,202)
Total shareholders' equity	2,790,335	3,702,789
	$5,645,430	$5,638,908
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$269,766	$250,072
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	111,892	103,931
Gains from sale of investments	(4)	—
Share-based compensation expense	120,035	112,631
Amortization of operating lease right-of-use assets	7,880	7,160
Deferred income tax provision	41,358	26,382
Gain on remeasurement of equity investment	(25,048)	—
Other	227	82
Changes in operating assets and liabilities, exclusive of effects of acquired companies:
Accounts receivable	(46,665)	(72,561)
Income tax receivable	13,750	(24,786)
Prepaid expenses and other current assets	(6,013)	(16,894)
Accounts payable	2,717	(8,959)
Operating lease liabilities	(7,585)	(8,507)
Accrued liabilities	(14,817)	(21,636)
Deferred revenue	40,902	57,320
Other long-term liabilities	5,751	5,425
Net cash provided by operating activities	514,146	409,660

Cash flows from investing activities:
Additions to property and equipment	(12,721)	(11,698)
Purchase of marketable security investments	(56,206)	(179,966)
Proceeds and maturities from marketable security investments	81,850	76,307
Investment in software development	(3,167)	(14,138)
Cost of acquisitions, net of cash acquired	(239,030)	(35,137)
Other	4	525
Net cash used by investing activities	(229,270)	(164,107)

Cash flows from financing activities:
Repayment of convertible senior notes due 2026	(600,000)	—
Proceeds from issuance of convertible senior notes due 2031	1,437,500	—
Purchase of capped call transactions	(187,163)	—
Payment of debt issuance costs	(31,704)	—
Purchase of treasury shares	(1,124,102)	(174,650)
Payment of employee taxes paid for withheld shares upon equity award settlement, net of proceeds from exercise of stock options	(16,608)	12,306
Contributions from employee stock purchase plan	13,554	13,883
Other	(3,531)	(7,712)
Net cash used by financing activities	(512,054)	(156,173)

Net (decrease) increase in cash and cash equivalents	(227,178)	89,380
Cash and cash equivalents at beginning of period	1,015,400	744,721
Cash and cash equivalents at end of period	$788,222	$834,101
See accompanying notes.

	Nine Months Ended September 30,
	2026	2025
Supplemental cash flow information:
Cash paid for interest	$1,961	$2,164
Cash paid for income taxes, net	19,681	47,339
Non-cash investing and financing activities:
Non-cash additions to property and equipment	$1,030	$552
Accrued excise taxes for treasury repurchases	9,867	—
Accrued treasury repurchases	9,996	—

TYLER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at June 30, 2026	48,148	$481	$1,460,994	$(400)	$2,357,094	(7,217)	$(780,938)	$3,037,231
Net income	—	—	—	—	95,074	—	—	95,074
Other comprehensive loss, net of tax	—	—	—	(178)	—	—	—	(178)
Exercise of stock options and vesting of restricted stock units	—	—	(8,581)	—	—	42	14,665	6,084
Employee taxes paid for withheld shares upon equity award settlement	—	—	—	—	—	(2)	(558)	(558)
Share-based compensation	—	—	31,039	—	—	—	—	31,039
Issuance of shares pursuant to employee stock purchase plan	—	—	(455)	—	—	17	4,831	4,376
Treasury stock purchases, including excise taxes	—	—	(3,640)	—	—	(1,148)	(379,093)	(382,733)
Balance at September 30, 2026	48,148	$481	$1,479,357	$(578)	$2,452,168	(8,308)	$(1,141,093)	$2,790,335

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at June 30, 2025	48,148	$481	$1,620,258	$(115)	$2,032,478	(4,896)	$(18,435)	$3,634,667
Net income	—	—	—	—	84,393	—	—	84,393
Other comprehensive income, net of tax	—	—	—	61	—	—	—	61
Exercise of stock options and vesting of restricted stock units	—	—	(15,603)	—	—	57	31,078	15,475
Employee taxes paid for withheld shares upon equity award settlement	—	—	—	—	—	(1)	(14)	(14)
Share-based compensation	—	—	36,669	—	—	—	—	36,669
Issuance of shares pursuant to employee stock purchase plan	—	—	4,524	—	—	9	37	4,561
Treasury stock purchases	—	—	—	—	—	(300)	(173,045)	(173,045)
Balance at September 30, 2025	48,148	$481	$1,645,848	$(54)	$2,116,871	(5,131)	$(160,379)	$3,602,767

TYLER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2025	48,148	$481	$1,616,119	$(11)	$2,182,402	(5,027)	$(96,202)	$3,702,789
Net income	—	—	—	—	269,766	—	—	269,766
Other comprehensive loss, net of tax	—	—	—	(567)	—	—	—	(567)
Exercise of stock options and vesting of restricted stock units	—	—	(89,982)	—	—	328	101,923	11,941
Employee taxes paid for withheld shares upon equity award settlement	—	—	—	—	—	(84)	(28,549)	(28,549)
Share-based compensation	—	—	105,867	—	—	—	—	105,867
Issuance of shares pursuant to employee stock purchase plan	—	—	(2,279)	—	—	46	15,833	13,554
Treasury stock purchases, including excise taxes	—	—	(9,867)	—	—	(3,571)	(1,134,098)	(1,143,965)
Purchase of capped call transactions, net of tax	—	—	(140,501)	—	—	—	—	(140,501)
Balance at September 30, 2026	48,148	$481	$1,479,357	$(578)	$2,452,168	(8,308)	$(1,141,093)	$2,790,335

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2024	48,148	$481	$1,539,301	$(157)	$1,866,799	(5,184)	$(18,002)	$3,388,422
Net income	—	—	—	—	250,072	—	—	250,072
Other comprehensive income, net of tax	—	—	—	103	—	—	—	103
Exercise of stock options and vesting of restricted stock units	—	—	(19,854)	—	—	385	65,100	45,246
Employee taxes paid for withheld shares upon equity award settlement	—	—	—	—	—	(57)	(32,940)	(32,940)
Share-based compensation	—	—	112,631	—	—	—	—	112,631
Issuance of shares pursuant to employee stock purchase plan	—	—	13,770	—	—	28	113	13,883
Treasury stock purchases	—	—	—	—	—	(303)	(174,650)	(174,650)
Balance at September 30, 2025	48,148	$481	$1,645,848	$(54)	$2,116,871	(5,131)	$(160,379)	$3,602,767

Tyler Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Tables in thousands, except per share data)

(1)    Basis of Presentation
We prepared the accompanying condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States (“GAAP”), for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted for interim periods. Balance sheet amounts are as of September 30, 2026, and December 31, 2025, and operating result amounts are for the three and nine months ended September 30, 2026, and 2025, and include all normal and recurring adjustments that we considered necessary for the fair summarized presentation of our financial position and operating results. As these are condensed financial statements, readers should also read the financial statements and notes included in our latest Form 10-K for the year ended December 31, 2025. Revenues, expenses, assets, and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year. Certain amounts for previous years have been reclassified to conform to the current year presentation. As of January 1, 2026, we have elected to combine software license and royalties revenue and hardware and other revenue into a single revenue category, along with a corresponding adjustment within cost of revenues on the condensed consolidated statement of income for all reporting periods presented to simplify presentation and enhance the usefulness of our financial statements.
Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and includes all components of net income (loss) and other comprehensive income (loss). During the three and nine months ended September 30, 2026, we had approximately $178,000 and $567,000 of other comprehensive loss, net of taxes, respectively, from our available-for-sale investment holdings. During the three and nine months ended September 30, 2025, we had approximately $61,000 and $103,000 of other comprehensive income, net of taxes, respectively, from our available-for-sale investment holdings.
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
Accounts receivable is as follows:

	September 30, 2026	December 31, 2025
Accounts receivable - current	$684,176	$638,798
Accounts receivable - long term	16,567	5,968
Total accounts receivable	$700,743	$644,766
Total accounts receivable, including total current and long-term accounts receivable, net of allowance for losses and sales adjustments, was $700.7 million and $644.8 million, as of September 30, 2026, and December 31, 2025, respectively. We have recorded unbilled receivables of $95.0 million and $98.4 million as of September 30, 2026, and December 31, 2025, respectively. Unbilled receivables expected to be collected within one year have been included with the current portion of accounts receivable in the accompanying condensed consolidated balance sheets. Unbilled receivables and retention receivables expected to be collected past one year have been included with the long-term portion of accounts receivable in the accompanying condensed consolidated balance sheets. Unbilled receivables also include retention receivables of $14.4 million and $12.3 million as of September 30, 2026, and December 31, 2025, respectively, which become payable upon the completion of the contract or completion of our fieldwork and formal hearings.
We maintain allowances for losses and sales adjustments, which are recorded against revenue at the time the loss is incurred. Because most of our clients are domestic governmental entities, we rarely incur a credit loss resulting from the inability of a client to make required payments. Consequently, we have not recorded a reserve for credit losses. Events or changes in circumstances that indicate the carrying amount for the allowances for losses and sales adjustments may require revision include, but are not limited to, managing our client’s expectations regarding the scope of the services to be delivered and defects or errors in new versions or enhancements of our software products. Our allowances for losses and sales adjustments are $25.2 million and $32.0 million as of September 30, 2026, and December 31, 2025, respectively.

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
For the three and nine months ended September 30, 2026, there have been no impairments to goodwill. Adverse changes in the qualitative factors, including possible further declines in our market capitalization or higher discount rates implied by market conditions could require us to perform a quantitative impairment test and may result in the recognition of a goodwill impairment in future periods.
Other Intangible Assets
We make judgments about the recoverability of purchased intangible assets other than goodwill whenever events or changes in circumstances indicate that an impairment may exist. Client base and acquired software each comprise approximately half of our purchased intangible assets other than goodwill. We review our client turnover each year for indications of impairment. If indications of impairment are determined to exist, we measure the recoverability of assets by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the assets exceeds their estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the assets exceeds the fair value of the assets. For the three and nine months ended September 30, 2026, there have been no significant impairments of intangible assets.
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
Revenue from certain product offerings, along with related expenses, for the prior period have been reclassified to conform to their current period presentation. Furthermore, certain depreciation and amortization expenses for the prior periods have been reclassified to corporate unallocated to be consistent with the current year presentation that better aligns with the Corporate classification of certain assets on the condensed consolidated balance sheets as Corporate. These changes had no impact on the Company's consolidated results of operations, financial position, or cash flows.

For the three months ended September 30, 2026	Enterprise Software	Platform Technologies	Totals
Revenues
Subscriptions:
SaaS	$217,985	$24,218
Transaction-based fees	104,178	116,221
Maintenance	100,777	5,462
Professional services	54,084	8,884
Other	14,446	944
Total segment revenues	491,470	155,729	647,199
Less:
Cost of revenues	208,504	103,549
Sales and marketing expense	26,404	4,869
General and administrative expense	11,930	11,514
Research and development expense	53,422	3,605
Segment operating income	$191,210	$32,192	$223,402

For the three months ended September 30, 2025	Enterprise Software	Platform Technologies	Totals
Revenues
Subscriptions:
SaaS	$178,455	$21,331
Transaction-based fees	81,932	119,376
Maintenance	105,450	5,862
Professional services	55,769	8,959
Other	18,173	91
Total segment revenues	439,779	155,619	595,398
Less:
Cost of revenues	187,730	104,599
Sales and marketing expense	25,244	5,004
General and administrative expense	11,330	14,764
Research and development expense	41,243	4,424
Segment operating income	$174,232	$26,828	$201,060

For the nine months ended September 30, 2026	Enterprise Software	Platform Technologies	Totals
Revenues
Subscriptions:
SaaS	$625,775	$69,425
Transaction-based fees	299,513	351,358
Maintenance	304,452	16,471
Professional services	162,079	24,862
Other	40,736	2,533
Total segment revenues	1,432,555	464,649	1,897,204
Less:
Cost of revenues	602,749	315,310
Sales and marketing expense	78,832	14,341
General and administrative expense	42,039	40,921
Research and development expense	153,440	11,772
Segment operating income	$555,495	$82,305	$637,800

For the nine months ended September 30, 2025	Enterprise Software	Platform Technologies	Totals
Revenues
Subscriptions:
SaaS	$505,428	$64,009
Transaction-based fees	241,017	370,704
Maintenance	319,208	17,028
Professional services	167,224	20,166
Other	43,563	77
Total segment revenues	1,276,440	471,984	1,748,424
Less:
Cost of revenues	543,136	320,915
Sales and marketing expense	75,482	14,769
General and administrative expense	33,789	41,539
Research and development expense	118,318	12,957
Segment operating income	$505,715	$81,804	$587,519

	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciliation of reportable segment operating income to the Company's consolidated totals:	2026	2025	2026	2025
Total segment operating income	$223,402	$201,060	$637,800	$587,519
Corporate unallocated:
Total revenues	367	481	8,961	8,737
Cost of revenues	(17,304)	(22,098)	(66,406)	(71,393)
Sales and marketing expense	(8,750)	(7,312)	(25,498)	(20,094)
General and administrative expense	(58,117)	(53,877)	(176,299)	(160,696)
Research and development expense	(6,322)	(6,121)	(20,696)	(19,199)
Amortization of other intangibles	(16,239)	(14,201)	(45,918)	(42,173)
Interest expense	(3,773)	(1,235)	(7,813)	(3,743)
Gain on remeasurement of equity investment	—	—	25,048	—
Other income, net	7,893	10,855	19,031	26,397
Income before income taxes	$121,157	$107,552	$348,210	$305,355

The following table presents reconciliations of segment revenues from external customers and other segment information to the Company’s consolidated totals:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues:	2026	2025	2026	2025
ES	$491,470	$439,779	$1,432,555	$1,276,440
PT	155,729	155,619	464,649	471,984
Corporate unallocated	367	481	8,961	8,737
Total consolidated	$647,566	$595,879	$1,906,165	$1,757,161

Depreciation and amortization expense:
ES	$1,904	$1,792	$5,676	$4,773
PT	4,755	4,510	19,041	13,296
Corporate unallocated	30,472	28,686	87,175	85,862
Total consolidated	$37,131	$34,988	$111,892	$103,931

Software development expenditures:
ES	$—	$146	$—	$2,387
PT	1,062	3,457	3,167	11,534
Corporate	—	135	—	217
Total consolidated	$1,062	$3,738	$3,167	$14,138

Capital expenditures:
ES	$86	$1,456	$1,711	$3,738
PT	713	746	3,336	4,539
Corporate	3,634	1,674	7,674	3,421
Total consolidated	$4,433	$3,876	$12,721	$11,698

Segment assets:	September 30, 2026	December 31, 2025
ES	$551,659	$534,864
PT	435,308	416,998
Corporate	4,658,463	4,687,046
Total consolidated	$5,645,430	$5,638,908
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

Recurring revenues and non-recurring revenues recognized during the period are as follows:

For the three months ended September 30, 2026	Enterprise Software	Platform Technologies	Corporate Unallocated	Totals
Revenues
Subscriptions:
SaaS	$217,985	$24,218	$—	$242,203
Transaction-based fees	104,178	116,221	—	220,399
Maintenance	100,777	5,462	—	106,239
Total recurring revenues	422,940	145,901	—	568,841

Professional services	54,084	8,884	—	62,968
Other	14,446	944	367	15,757
Total non-recurring revenues	68,530	9,828	367	78,725

Total revenues	$491,470	$155,729	$367	$647,566

For the three months ended September 30, 2025	Enterprise Software	Platform Technologies	Corporate Unallocated	Totals
Revenues
Subscriptions:
SaaS	$178,455	$21,331	$—	$199,786
Transaction-based fees	81,932	119,376	—	201,308
Maintenance	105,450	5,862	—	111,312
Total recurring revenues	365,837	146,569	—	512,406

Professional services	55,769	8,959	—	64,728
Other	18,173	91	481	18,745
Total non-recurring revenues	73,942	9,050	481	83,473

Total revenues	$439,779	$155,619	$481	$595,879

For the nine months ended September 30, 2026	Enterprise Software	Platform Technologies	Corporate Unallocated	Totals
Revenues
Subscriptions:
SaaS	$625,775	$69,425	$—	$695,200
Transaction-based fees	299,513	351,358	—	650,871
Maintenance	304,452	16,471	—	320,923
Total recurring revenues	1,229,740	437,254	—	1,666,994

Professional services	162,079	24,862	—	186,941
Other	40,736	2,533	8,961	52,230
Total non-recurring revenues	202,815	27,395	8,961	239,171

Total revenues	$1,432,555	$464,649	$8,961	$1,906,165

For the nine months ended September 30, 2025	Enterprise Software	Platform Technologies	Corporate Unallocated	Totals
Revenues
Subscriptions:
SaaS	$505,428	$64,009	$—	$569,437
Transaction-based fees	241,017	370,704	—	611,721
Maintenance	319,208	17,028	—	336,236
Total recurring revenues	1,065,653	451,741	—	1,517,394

Professional services	167,224	20,166	—	187,390
Other	43,563	77	8,737	52,377
Total non-recurring revenues	210,787	20,243	8,737	239,767

Total revenues	$1,276,440	$471,984	$8,737	$1,757,161
(5)    Deferred Revenue and Performance Obligations
Total deferred revenue, including long-term, by segment is as follows:

	September 30, 2026	December 31, 2025
Enterprise Software	$808,881	$755,894
Platform Technologies	51,090	39,443
Corporate	4,284	6,489
Totals	$864,255	$801,826
Changes in total deferred revenue, including long-term, were as follows:

Nine Months Ended September 30, 2026
Balance as of December 31, 2025	$801,826
Deferral of revenue	1,354,622
Recognition of deferred revenue	(1,292,193)
Balance as of September 30, 2026	$864,255
Remaining Performance Obligations
We expect to recognize as revenue approximately 98% of our deferred revenue balance as of September 30, 2026, in the next 12 months, and the remainder thereafter. We believe the portion of transaction price allocated to the remaining performance obligations which is not included in our deferred revenue balance is not a meaningful indicator of future revenue due to contracts with transaction-based fees that vary with transaction activity, the variability in subscription term lengths, and termination provisions included in some contracts that limit inclusion and cause variability from period to period.
(6)    Deferred Commissions
Deferred commissions are as follows:

	September 30, 2026	December 31, 2025
Prepaid commissions	$25,186	$24,006
Long-term deferred commissions	61,953	54,561
Total deferred commissions	$87,139	$78,567

Amortization expense related to deferred commissions is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Amortization expense	$6,426	$5,510	$19,069	$15,553
Deferred commissions have been included with prepaid expenses for the current portion and other non-current assets for the long-term portion in the accompanying condensed consolidated balance sheets. Amortization expense related to deferred commissions is included in sales and marketing expense in the accompanying condensed consolidated statements of income.
(7)    Acquisitions
On July 30, 2026, we acquired CODY Systems (“CODY”), an established public safety company that provides software and data management, integration, and exchange solutions for public safety, law enforcement, and other public sector entities. The total cash purchase price, net of cash acquired of $43,000, was approximately $27.7 million, subject to certain post-closing adjustments, including holdbacks of $1.5 million.
We have performed a preliminary valuation analysis of the fair market value of CODY’s assets and liabilities. In connection with this transaction, we acquired total tangible assets of $1.6 million and assumed liabilities of approximately $9.7 million. We recorded goodwill of approximately $23.1 million, which is expected to be deductible for tax purposes, and other identifiable intangible assets of approximately $12.8 million. The operating results of CODY are included with the operating results of the Enterprise Software segment since the date of the acquisition. The impact of this acquisition on our operating results, assets, and liabilities is not material.
As of September 30, 2026, the purchase price allocation for CODY is not final; therefore, certain preliminary valuation estimates of fair value assumed at the acquisition date for intangible assets and receivables are subject to change as valuations are finalized. Our balance sheet as of September 30, 2026, reflects the allocation of the purchase price to the net assets acquired based on their estimated fair value at the date of the acquisition. The fair value of the assets and liabilities acquired are based on valuations using Level 3 unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
On April 14, 2026, we acquired the remaining equity of BFTR, LLC (“For the Record” or “FTR”), a provider of cloud-connected software that captures, stores, and manages courtroom audio and video with secure chain of custody, as defined in the Equity Purchase Agreement dated February 2, 2026. Incorporating FTR’s solutions into our portfolio will allow for the creation of the definitive and complete court record, unifying previously fragmented data for the benefit of our clients. The total cash purchase price of the previously unowned equity of FTR, net of cash acquired of $10.6 million, was approximately $211.2 million. The purchase price allocation is preliminary as of September 30, 2026, and is subject to change as we finalize the valuation of the assets and liabilities assumed.
Prior to the acquisition, the Company held an 18% interest in FTR as an equity investment that, due to a lack of readily determinable fair value, was carried at cost at a carrying value of $10.0 million. The acquisition date fair value of the previous equity interest was $35.0 million and is included in the measurement of the consideration. We remeasured our previously held equity investment to its fair value, as of the date of acquisition, based on the fair value of total consideration transferred and a discount for lack of control. Estimates and assumptions used in the remeasurement represent a Level 3 measurement because they are supported by little or no market data and reflect our own assumptions in measuring the fair value. The Company recognized a gain of $25.0 million as a result of remeasuring the previously held equity investment to its fair value on acquisition date. In the accompanying condensed consolidated statements of income, the gain has been recorded as gain on remeasurement of equity investment.

The total consideration in the acquisition was $256.8 million, which consists of the following:

(In thousands)
Cash	$221,800
Fair value of previously-held interest on acquisition date	35,048
Total consideration	$256,848
We have performed a preliminary valuation analysis of the fair market value of FTR’s assets and liabilities. The following table summarizes the preliminary allocation of the purchase price as of the acquisition date:

(In thousands)
Cash	$10,563
Accounts receivable	8,132
Other current assets	3,459
Fixed assets	180
Other noncurrent assets	1,444
Identifiable intangible assets	115,600
Goodwill	154,909
Accounts payable	(1,001)
Accrued expenses	(2,199)
Current income tax payable	(529)
Operating lease liabilities	(1,446)
Deferred revenue	(11,828)
Deferred income taxes	(20,436)
Total consideration	$256,848
In connection with this transaction, we acquired total tangible assets of $23.8 million and assumed liabilities of approximately $17.0 million. We recorded goodwill of approximately $154.9 million, which is not deductible for tax purposes, and other identifiable intangible assets of approximately $115.6 million. The identifiable intangible assets are attributable to customer relationships, acquired software, and trade name and will be amortized over a weighted average period of approximately 11 years. Goodwill is primarily attributed to the value expected from synergies resulting from the business combination. We recorded net deferred tax liabilities of $20.4 million related to acquired intangibles, offset by loss carryforwards and other book-tax basis differences. The operating results of FTR are included with the operating results of the Enterprise Software segment since the inception date of the acquisition.

The following unaudited pro forma consolidated operating results information has been prepared as if the acquisition of FTR had occurred on January 1, 2025, after giving effect to certain adjustments, including amortization of intangibles, interest, transaction costs and tax effects.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$647,566	$606,681	$1,918,039	$1,793,301
Net income	95,074	84,620	246,572	275,423
Basic earnings per share	2.35	1.96	5.99	6.39
Diluted earnings per share	$2.33	$1.93	$5.95	$6.28
The pro forma information above does not include acquisitions that are not considered material to our results of operations. The pro forma information does not purport to represent what our results of operations actually would have been had such transaction occurred on the date specified or to project our results of operations for any future period.
As of September 30, 2026, the purchase price allocation for FTR is not final; therefore, certain preliminary valuation estimates of fair value assumed at the acquisition date for intangible assets and receivables are subject to change as valuations are finalized. Our balance sheet as of September 30, 2026, reflects the allocation of the purchase price to the net assets acquired based on their estimated fair value at the date of the acquisition. The fair value of the assets and liabilities acquired are based on valuations using Level 3 unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
During the nine months ended September 30, 2026, we made cash payments of $1.6 million in cash for holdbacks related to working capital adjustments along with $3.5 million for long-term indemnity holdbacks related to prior acquisitions.
During the nine months ended September 30, 2026, we incurred fees of approximately $2.8 million for financial advisory, legal, accounting, due diligence, valuation, and other various services necessary to complete acquisitions. These fees were recorded in general and administrative expense in the accompanying condensed consolidated statements of income.
(8)    Debt
The following table summarizes our total outstanding borrowings:

	Rate	Maturity Date	September 30, 2026	December 31, 2025
Convertible Senior Notes due 2031	0.50%	July 2031	$1,437,500	$—
Convertible Senior Notes due 2026	0.25%	March 2026	—	600,000
Credit Agreement - Revolving credit facility	S + 1.125%	May 2031	—	—
Total borrowings			1,437,500	600,000
Less: unamortized debt discount and debt issuance costs			(27,390)	(337)
Total borrowings, net			1,410,110	599,663

Current portion of convertible senior notes due 2026, net			—	599,663
Long Term - convertible senior notes due 2031, net			1,410,110	—
Total Debt			$1,410,110	$599,663

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
On May 14, 2026, we used approximately $320.7 million of the net proceeds of the offering to repurchase 1,026,900 shares of our common stock. Including this repurchase, we repurchased approximately 3.6 million shares under our share repurchase program for the nine months ended September 30, 2026.
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

As of September 30, 2026, none of the conditions allowing holders of the Convertible Senior Notes to convert have been met.
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

The 2026 Credit Agreement contains certain customary representations and warranties, affirmative and negative covenants, and defined events of defaults. The 2026 Credit Agreement requires us to maintain certain financial ratios and other financial conditions and limits us from making certain investments, advances, cash dividends or loans, and limits incurrence of additional indebtedness and liens. As of September 30, 2026, we had no outstanding borrowings, and we were in compliance with all covenants.
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
Effective Interest Rate
For the nine months ended September 30, 2026, the effective interest rate was 0.53% for the 2026 Notes and 0.89% for the 2031 Notes, respectively. The following table sets forth the interest expense recognized related to the borrowings and commitment fees for unused portions under the 2026 Credit Agreement and Convertible Senior Notes.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Contractual interest expense - Revolving Credit Facility	$(320)	$(212)	$(1,525)	$(724)
Contractual interest expense - 2026 and 2031 Notes	(1,797)	(375)	(3,068)	(1,125)
Amortization of debt discount and debt issuance costs	(1,656)	(648)	(3,220)	(1,894)
Total	$(3,773)	$(1,235)	$(7,813)	$(3,743)
(9)    Financial Instruments
The following table presents our financial instruments:

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$788,222	$1,015,400
Available-for-sale investments	116,461	142,498
Equity investment	—	10,000
Total	$904,683	$1,167,898
Cash and cash equivalents
Cash and cash equivalents consist primarily of money market funds with original maturity dates of three months or less, for which we determine fair value through quoted market prices.
Available-for-sale investments
Our investment portfolio is classified as available-for-sale in order to have the flexibility to buy and sell investments and maximize cash liquidity. Our available-for-sale investments primarily consist of investment grade corporate bonds, U.S. Treasuries, and asset-backed securities with maturity dates through 2027. These investments are presented at fair value and are included in short-term investments and non-current investments in the accompanying condensed consolidated balance sheets. Unrealized gains or losses associated with the investments are included in accumulated other comprehensive income (loss), net of tax in the accompanying condensed consolidated balance sheets and other comprehensive income (loss), net of tax in the statements of comprehensive income. For our available-for-sale investments, we do not have the intent to sell, nor is it more likely than not that we would be required to sell before recovery of their cost basis. We evaluated our available-for-sale investments in an unrealized loss position for credit-related impairment and determined that the declines in fair value were not due to credit losses. As such no allowance for credit losses was recorded as of September 30, 2026.

As of September 30, 2026 and December 31, 2025, we have an accrued interest receivable balance of approximately $1.0 million and $1.3 million, respectively, which is included in accounts receivable, net. We do not measure an allowance for credit losses for accrued interest receivables. We record any losses within the maturity period or at the time of sale of the investment, and any write-offs to accrued interest receivables are recorded as reductions to interest income in the period of the loss. During the three and nine months ended September 30, 2026, we have recorded no losses for accrued interest receivables. Interest income and amortization of discounts and premiums are included in other income, net in the accompanying condensed consolidated statements of income.
The following table presents the components of our available-for-sale investments:

	September 30, 2026	December 31, 2025
Amortized cost	$117,233	$142,515
Unrealized gains	—	127
Unrealized losses	(772)	(144)
Estimated fair value	$116,461	$142,498
As of September 30, 2026, we have $91.2 million of available-for-sale debt securities with contractual maturities of one year or less and $25.3 million with contractual maturities greater than one year. As of September 30, 2026, 90 available-for-sale securities with a fair value of $100.7 million have been in a loss position for one year or less and 10 securities with a fair value of $13.4 million have been in a loss position for greater than one year.
The following table presents the activity on our available-for-sale investments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Proceeds from sales and maturities	$8,090	$42,023	$81,850	$76,307
Realized gains on sales, net of tax	—	—	3	—
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

The following table presents fair values of our financial and debt instruments categorized by their fair value hierarchy as of September 30, 2026:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$788,222	$—	$—	$788,222
Available-for-sale investments	—	116,461	—	116,461
2031 Notes	—	1,444,544	—	1,444,544
The following table presents fair values of our financial and debt instruments categorized by their fair value hierarchy as of December 31, 2025:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1,015,400	$—	$—	$1,015,400
Available-for-sale investments	—	142,498	—	142,498
Equity investment	—	—	10,000	10,000
2026 Notes	—	607,500	—	607,500
Assets that are measured at fair value on a recurring basis
Accounts receivables, accounts payables, short-term obligations and certain other assets carrying value approximate fair value because of the short maturity of these instruments.
As of September 30, 2026, we have $116.5 million in investment grade corporate bonds, U.S. Treasuries, and asset-backed securities with maturity dates through 2027. The fair values of these securities are considered Level 2 as they are based on inputs from quoted prices in markets that are not active or other observable market data.
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
As described in Note 2, “Summary of Significant Accounting Policies,” we assess goodwill for impairment annually on October 1. In addition, we review goodwill, property and equipment, and other intangibles for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. During the fourth quarter of 2025, we completed our annual assessment of goodwill which did not result in an impairment charge. Further, for the nine months ended September 30, 2026, we identified no indicators of impairment to goodwill, property and equipment, and other intangibles; therefore, no impairment was recorded.
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
The following table presents the fair value and carrying value, net, of our Convertible Senior Notes:

	Fair Value at		Carrying Value at
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
2031 Notes	$1,444,544	$—	$1,410,110	$—
2026 Notes	—	607,500	—	599,663

(11)    Income Tax Provision
We had an effective income tax rate of 21.5% and 22.5% for the three and nine months ended September 30, 2026, compared to 21.5% and 18.1% for the three and nine months ended September 30, 2025. The effective tax rate for the three and nine months ended September 30, 2026 remained flat and increased, respectively, as compared to the prior period. The increase is primarily due to decreases in excess tax benefits related to share-based compensation and research tax credits, partially offset by a nontaxable gain on remeasurement of equity investment.
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
We made income tax payments, net of refunds, of $19.7 million and $47.3 million in the nine months ended September 30, 2026, and 2025, respectively.
(12)    Shareholders’ Equity
The following table details activity in our common stock:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Purchase of treasury shares, including excise taxes	(1,148)	$(382,733)	(300)	$(173,045)	(3,571)	$(1,143,965)	(303)	$(174,650)
Exercise of stock options and vesting of restricted stock units	42	6,084	57	15,475	328	11,941	385	45,246
Issuance of shares pursuant to employee stock purchase plan	17	4,376	9	4,561	46	13,554	28	13,883
Employee taxes paid for withheld shares upon equity award settlement	(2)	(558)	(1)	(14)	(84)	(28,549)	(57)	(32,940)
Purchase of capped call transactions, net of tax	—	—	—	—	—	(140,501)	—	—
For the three and nine months ended September 30, 2026, we repurchased approximately 1.1 million and 3.6 million shares, respectively of our common stock for an aggregate purchase price, including excise taxes, of approximately $382.7 million and $1.144 billion, respectively.
On February 3, 2026, our Board of Directors authorized the repurchase of $1.0 billion, excluding excise taxes, of our common stock, which replaced and superseded all previous share repurchase authorizations. On July 24, 2026, our Board of Directors authorized an additional $1.5 billion share repurchase plan. The plan allows us to repurchase shares at our discretion, and there is no expiration date. The plan replaces and supersedes any previous authorizations, except that the Company’s Chief Executive Officer and Chief Financial Officer may continue to cause the Company to repurchase any amounts not yet repurchased under previous authorizations. As of October 28, 2026, we have remaining authorization from our Board of Directors to repurchase up to approximately $1.334 billion of our common stock.

(13)    Share-Based Compensation
The following table summarizes share-based compensation expense related to share-based awards, which is recorded in the condensed consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenues	$9,167	$9,307	$28,145	$26,912
Operating expenses	30,047	27,362	91,890	85,719
Total share-based compensation expense	$39,214	$36,669	$120,035	$112,631

(14)    Earnings Per Share
The following table details the reconciliation of basic earnings per share to diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator for basic and diluted earnings per share:
Net income	$95,074	$84,393	$269,766	$250,072
Denominator:
Weighted-average basic common shares outstanding	40,491	43,135	41,179	43,085
Assumed conversion of dilutive securities:
Stock awards	240	552	272	624
Convertible Senior Notes due 2031	—	—	—	—
Convertible Senior Notes due 2026	—	147	—	170
Denominator for diluted earnings per share - Adjusted weighted-average shares	40,731	43,834	41,451	43,879
Earnings per common share:
Basic	$2.35	$1.96	$6.55	$5.80
Diluted	$2.33	$1.93	$6.51	$5.70
Convertible Senior Notes due 2031
On May 14, 2026, we issued 0.50% Convertible Senior Notes due 2031 (the “2031 Notes”) in the aggregate principal amount of $1.44 billion. The 2031 Notes are convertible into shares of our common stock at an initial conversion price of $405.94 per share. The potential dilutive effect of the 2031 Notes is calculated using the if-converted method. For the three and nine months ended September 30, 2026, the average market price of our common stock was below the conversion price of the 2031 Notes. As a result, no dilutive impact is reflected in the computation of diluted earnings per share. Approximately 3.54 million remaining resulting common shares related to the 2031 Notes are not included in the dilutive weighted-average common shares outstanding calculation for the three and nine months ended September 30, 2026, as none of the conversion features have been triggered.
In addition, approximately 3.50 million shares underlying the Capped Call transactions entered into in connection with the 2031 Notes were excluded from diluted earnings per share for the three and nine months ended September 30, 2026, as their effect would have been antidilutive.
Convertible Senior Notes due 2026
On March 9, 2021, we issued 0.25% Convertible Senior Notes due in 2026 (the “2026 Notes”) in the aggregate principal amount of $600.0 million. The potential dilutive effect of the 2026 Notes was calculated using the if-converted method based on the conversion price of $493.44 per share. During the three and nine months ended September 30, 2026, the Company repaid the $600.0 million aggregate principal amount of the 2026 Notes with no conversions; therefore no dilutive impact is reflected in the table above. For the three and nine months ended September 30, 2025, the average stock price for the period exceeded the conversion price, and the dilutive effect of the 2026 Notes was included in diluted earnings per share.
Antidilutive Securities related to stock awards
The following securities were excluded from the computation of diluted earnings per share because their effect would have been antidilutive:
•stock awards representing approximately 363,000 and 450,000 shares for the three and nine months ended September 30, 2026, respectively; and

•stock awards representing approximately 700 and 35,000 shares for the three and nine months ended September 30, 2025, respectively.

(15)    Leases
We lease office facilities, transportation, and other equipment for use in our operations. Most of our leases are non-cancelable operating lease agreements with remaining terms of one to nine years. Some of these leases include options to extend for up to six years. We have no finance leases as of September 30, 2026. Right-of-use lease assets and lease liabilities for our operating leases are recorded in the condensed consolidated balance sheets.
The components of operating lease expense were as follows:

Lease Costs	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost	$3,000	$3,047	$9,364	$7,893
Short-term lease cost	145	448	1,010	1,518
Variable lease cost	345	276	1,198	683
Net lease cost	$3,490	$3,771	$11,572	$10,094
Supplemental information related to leases is as follows:

Other Information	Nine Months Ended September 30,
	2026	2025
Cash flows:
Cash paid amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$8,976	$9,341

Right-of-use assets obtained in exchange for lease obligations (non-cash):
Operating leases	$8,216	$11,920

Lease term and discount rate:
Weighted average remaining lease term (years)	5.4	5.8
Weighted average discount rate	3.81%	3.54%
Rental income from third parties
We own office buildings in Falmouth, Yarmouth and Orono, Maine; Lubbock and Plano, Texas; Troy, Michigan; Latham, New York; Moraine, Ohio; and Kingston Springs, Tennessee. We lease space in some of these buildings to third-party tenants. The property we lease to others under operating leases consists primarily of specific facilities where one tenant obtains substantially all of the economic benefit from the asset and has the right to direct the use of the asset. These non-cancelable leases expire between 2027 and 2035, and some have options to extend the lease for up to five years. We determine if an arrangement is a lease at inception. None of our leases allow the lessee to purchase the leased asset.
Rental income from third-party tenants for the three and nine months ended September 30, 2026 and September 30, 2025 was $535,000 and $1.9 million and $454,000 and $2.1 million, respectively. Rental income is included in hardware and other revenue on the condensed consolidated statements of income. As of September 30, 2026, future minimum operating rental income based on contractual agreements is as follows:

Year ending December 31,	Amount
2026 (Remaining)	$637
2027	2,561
2028	2,371
2029	1,702
2030	1,736
Thereafter	4,596
Total	$13,603

(16)    Commitments and Contingencies
Litigation
We are subject to various legal proceedings arising both in and outside of the ordinary course of our business. We are not presently a party to any legal proceedings that management believes, if determined adversely to the Company would have a material adverse effect on the Company.
Purchase Commitments
We have contractual obligations for third-party technology used in our solutions and for other services that we purchase as part of our normal operations. In certain cases, these arrangements require a minimum annual purchase commitment by us. As of September 30, 2026, the remaining aggregate minimum purchase commitment under these arrangements was approximately $516.7 million through 2031.
(17)    Subsequent Events
There have been no material events or transactions that occurred subsequent to September 30, 2026.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS
This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are not historical in nature and typically address future or anticipated events, trends, expectations or beliefs with respect to our financial condition, results of operations or business. Forward-looking statements often contain words such as “believes,” “expects,” “anticipates,” “foresees,” “forecasts,” “estimates,” “plans,” “intends,” “continues,” “may,” “will,” “should,” “projects,” “might,” “could” or other similar words or phrases. Similarly, statements that describe our business strategy, outlook, objectives, plans, intentions or goals also are forward-looking statements. We believe there is a reasonable basis for our forward-looking statements, but they are inherently subject to risks and uncertainties and actual results could differ materially from the expectations and beliefs reflected in the forward-looking statements. We presently consider the following to be among the important factors that could cause actual results to differ materially from our expectations and beliefs: (1) changes in the budgets or regulatory environments of our clients, including local, state and federal government agencies, that could negatively impact information technology spending; (2) disruption to our business and harm to our competitive position resulting from cyber-attacks, evolving use of artificial intelligence (“AI”), security vulnerabilities and software updates, or changes in our ability to access third-party software and services; (3) our ability to protect client information from security breaches or misuse through AI and to provide uninterrupted operations of data centers; (4) our ability to achieve growth or operational synergies through the integration of acquired businesses, while avoiding unanticipated costs and disruptions to existing operations; (5) material portions of our business require the Internet infrastructure to be adequately maintained; (6) our ability to actively monitor developments in AI regulation and ethical standards as we expect that future changes in the regulatory landscape may affect our product development timelines, compliance costs, and market opportunities related to AI; (7) our ability to successfully research, develop, integrate, and commercialize AI capabilities into our solutions, to achieve client adoption of those capabilities, and to effectively monetize them is subject to significant risks, including the continued need for substantial investment, competition from new and existing market participants offering alternative AI solutions, and the possibility that clients may not adopt or pay for AI features at the levels we expect, any of which could result in disruption to our business, adversely affect our revenue and margins, and harm our competitive position; (8) our ability to achieve our financial forecasts due to various factors, including project delays by our clients, reductions in transaction size, fewer transactions, delays in delivery of new products or releases or a decline in our renewal rates for service agreements; (9) general economic, political and market conditions, including inflation and changes in interest rates; (10) technological and market risks associated with the development of new technologies, products or services or of new versions of existing or acquired products or services; (11) competition in the industry in which we conduct business and the impact of competition on pricing, client retention and pressure for new products or services; (12) the ability to attract and retain qualified personnel and dealing with rising labor costs, the loss or retirement of key members of management or other key personnel; and (13) costs of compliance and any failure to comply with government and stock exchange regulations. These factors and other risks that affect our business are described in Item 1A, “Risk Factors”. We expressly disclaim any obligation to publicly update or revise our forward-looking statements.
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
Revenue from certain product offerings, along with related expenses, for the prior period have been reclassified to conform to their current period presentation. Furthermore, certain depreciation and amortization expenses for the prior periods have been reclassified to corporate unallocated to be consistent with the current year presentation that better aligns with the Corporate classification of certain assets on the condensed consolidated balance sheets as Corporate. These changes had no impact on the Company's consolidated results of operations, financial position, or cash flows.
See Note 3, “Segment and Related Information,” in the notes to the financial statements for additional information.
Recent Acquisitions
2026
On July 30, 2026, we acquired CODY Systems (“CODY”), an established public safety company that provides software and data management, integration, and exchange solutions for public safety, law enforcement, and other public sector entities. On April 14, 2026, we completed the acquisition of the remaining equity of BFTR, LLC (“For the Record” or “FTR”), a provider of cloud-connected software that captures, stores, and manages courtroom audio and video with secure chain of custody.
The actual operating results of CODY and FTR, from their respective dates of acquisition, are included in the operating results of the ES segment.
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
Convertible Senior Notes due 2031
On May 14, 2026, we issued 0.50% Convertible Senior Notes due in 2031 for the aggregate principal amount of $1.44 billion (the “2031 Notes”). The 2031 Notes were issued pursuant to, and are governed by, an indenture (the “Indenture”), dated as of May 14, 2026, between the Company and U.S. Bank Trust Company, National Association, as trustee. The net proceeds from the issuance of the 2031 Notes were $1.41 billion, net of initial purchasers’ discounts of $25.2 million and debt issuance costs of $4.4 million. On May 14, 2026, we used approximately $320.7 million of the net proceeds of the offering of the 2031 Notes to repurchase 1,026,900 shares of our common stock. Including this repurchase, we repurchased approximately 3.6 million shares under our share repurchase program for the nine months ended September 30, 2026.
The 2031 Notes accrue interest at a rate of 0.50% per annum, payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2027. The 2031 Notes mature on July 15, 2031, unless earlier repurchased, redeemed or converted.
As of September 30, 2026, the aggregate principal amount due of the 2031 Notes was $1.44 billion.

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
We have no outstanding borrowings under the 2026 Credit Agreement, with an available borrowing capacity of $1.0 billion as of September 30, 2026. See Note 8, “Debt,” to the condensed consolidated financial statements for discussions of the 2026 Notes, the 2031 Notes and the 2026 Credit Agreement.
Operating Results
For the three and nine months ended September 30, 2026, total revenues increased 8.7% and 8.5%, respectively, compared to the prior period, primarily due to an increase in subscriptions revenue. Revenues from recent acquisitions contributed $13.9 million and $29.2 million to the total revenue increase for the three and nine months ended September 30, 2026, respectively, compared to the prior period.
Subscriptions revenue grew 15.3% and 14.0%, respectively, for the three and nine months ended September 30, 2026, compared to the prior period, primarily due to an ongoing shift toward SaaS arrangements for both new and existing clients, along with growth in certain transaction-based revenues. Revenues from recent acquisitions contributed $9.8 million and $21.5 million to the subscriptions revenue increase for the three and nine months ended September 30, 2026, respectively, compared to the prior period.
Our total employee count increased to 7,972 as of September 30, 2026, including 274 employees who joined us through acquisitions completed since September 30, 2025. Our employee count was 7,689 as of September 30, 2025.
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
ARR was $2.28 billion and $2.05 billion as of September 30, 2026, and 2025, respectively. ARR increased approximately 11% compared to the prior period primarily due to an increase in subscriptions revenue resulting from an ongoing shift toward SaaS arrangements for both new and existing clients and expansion in transaction-based fee arrangements.

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
ANALYSIS OF RESULTS OF OPERATIONS

	Percent of Total Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Subscriptions	71.4%	67.3%	70.6%	67.2%
Maintenance	16.4	18.7	16.8	19.1
Professional services	9.7	10.9	9.8	10.7
Other	2.5	3.1	2.8	3.0
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Subscriptions, maintenance, and professional services	47.2	48.5	47.5	48.9
Amortization of software development	0.8	1.0	0.9	1.0
Amortization of acquired software	1.4	1.7	1.4	1.6
Other	1.4	1.6	1.8	1.7
Sales and marketing expense	6.2	6.3	6.2	6.3
General and administrative expense	12.6	13.4	13.6	13.4
Research and development expense	9.8	8.7	9.8	8.6
Amortization of other intangibles	2.5	2.4	2.4	2.4
Operating income	18.1	16.4	16.4	16.1
Interest expense	(0.6)	(0.2)	(0.4)	(0.2)
Gain on remeasurement of equity investment	—	—	1.3	—
Other income, net	1.2	1.8	1.0	1.5
Income before income taxes	18.7	18.0	18.3	17.4
Income tax provision	4.0	3.9	4.1	3.1
Net income	14.7%	14.1%	14.2%	14.3%

Revenues
Subscriptions
The following table sets forth a comparison of our subscriptions revenue for the three and nine months ended September 30 ($ in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	2026	2025	$	%	2026	2025	$	%
ES	$322,163	$260,387	$61,776	24%	$925,288	$746,445	$178,843	24%
PT	140,439	140,707	(268)	—	420,783	434,713	(13,930)	(3)
Total subscriptions revenue	$462,602	$401,094	$61,508	15%	$1,346,071	$1,181,158	$164,913	14%
Subscriptions revenue consists of revenues derived from our SaaS arrangements and transaction-based fees primarily related to digital government services and payment processing.
SaaS fees
The following table sets forth a comparison of our subscriptions revenue derived from SaaS fees for the three and nine months ended September 30 ($ in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	2026	2025	$	%	2026	2025	$	%
ES	$217,985	$178,455	$39,530	22%	$625,775	$505,428	$120,347	24%
PT	24,218	21,331	2,887	14	69,425	64,009	5,416	8
Total SaaS fees revenue	$242,203	$199,786	$42,417	21%	$695,200	$569,437	$125,763	22%
For the three and nine months ended September 30, 2026, SaaS fees grew 21% and 22%, respectively, compared to the prior period. The growth is primarily due to sales to new clients and expansions with existing clients, along with new SaaS revenues from existing on-premises clients converting to our SaaS offerings. Annual price increases for existing clients also contributed to the growth. SaaS revenues from recent acquisitions contributed $9.8 million and $21.3 million to the total SaaS revenue increase for the three and nine months ended September 30, 2026, respectively, compared to the prior period.
Transaction-based fees
The following table sets forth a comparison of our subscriptions revenue derived from transaction-based fees for the three and nine months ended September 30 ($ in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	2026	2025	$	%	2026	2025	$	%
ES	$104,178	$81,932	$22,246	27%	$299,513	$241,017	$58,496	24%
PT	116,221	119,376	(3,155)	(3)	351,358	370,704	(19,346)	(5)
Total transaction-based fees revenue	$220,399	$201,308	$19,091	9%	$650,871	$611,721	$39,150	6%
For the three and nine months ended September 30, 2026, transaction-based fees grew 9% and 6%, respectively, compared to the prior period. The increase in transaction-based fees compared to the prior period is from new transaction clients and volume increases from online payments and e-filing services, somewhat offset by the decline in revenues of approximately $8.3 million and $33.0 million, for the three and nine months ended September 30, 2026, respectively, due to the wind-down in the fourth quarter of 2025 of one state’s payment processing contract.

Maintenance
The following table sets forth a comparison of our maintenance revenue for the three and nine months ended September 30 ($ in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	2026	2025	$	%	2026	2025	$	%
ES	$100,777	$105,450	$(4,673)	(4)%	$304,452	$319,208	$(14,756)	(5)%
PT	5,462	5,862	(400)	(7)	16,471	17,028	(557)	(3)
Total maintenance revenue	$106,239	$111,312	$(5,073)	(5)%	$320,923	$336,236	$(15,313)	(5)%
We provide maintenance and support services for on-premises clients that license our software products and certain third-party software. Maintenance revenue decreased 5% for both the three and nine months ended September 30, 2026, compared to the prior period primarily due to the impact of clients converting from on-premises license arrangements to SaaS since September 30, 2025.
Professional services
The following table sets forth a comparison of our professional services revenue for the three and nine months ended September 30 ($ in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	2026	2025	$	%	2026	2025	$	%
ES	$54,084	$55,769	$(1,685)	(3)%	$162,079	$167,224	$(5,145)	(3)%
PT	8,884	8,959	(75)	(1)	24,862	20,166	4,696	23
Total professional services revenue	$62,968	$64,728	$(1,760)	(3)%	$186,941	$187,390	$(449)	—%
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
Professional services revenue decreased 3% and remained flat for the three and nine months ended September 30, 2026, respectively, compared to the prior period. For the three months ended September 30, 2026, the decrease in professional services revenues compared to prior period is primarily due to timing of time and material projects nearing completion in the prior period and the intentional reduction in custom development. For the nine months ended September 30, 2026, professional services revenues remained flat primarily due to the timing of specific reserves taken in prior periods.
Other
The following table sets forth a comparison of other revenue for the three and nine months ended September 30 ($ in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	2026	2025	$	%	2026	2025	$	%
ES	$14,446	$18,173	$(3,727)	(21)%	$40,736	$43,563	$(2,827)	(6)%
PT	944	91	853	937	2,533	77	2,456	3,190
Other revenue	$15,390	$18,264	$(2,874)	(16)%	$43,269	$43,640	$(371)	(1)%
Other revenue primarily consists of software licenses, royalties and computer hardware. Other revenue decreased 16% and 1%, respectively, for the three and nine months ended September 30, 2026, compared to the prior period. The decrease is primarily due to the decline in revenue from software licenses due to the ongoing shift in the mix of new software contracts to SaaS, partially offset by an increase in computer hardware revenue. Refer to the SaaS fees section for further details on our revenue mix shift.

Cost of revenues and overall gross margins
The following table sets forth a comparison of the key components of our cost of revenues for the three and nine months ended September 30 ($ in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	2026	2025	$	%	2026	2025	$	%
Subscriptions, maintenance, and professional services	$305,924	$289,070	$16,854	6%	$906,254	$859,718	$46,536	5%
Amortization of software development	5,470	6,195	(725)	(12)	16,673	17,079	(406)	(2)
Amortization of acquired software	8,786	9,376	(590)	(6)	26,302	27,989	(1,687)	(6)
Other	9,177	9,786	(609)	(6)	35,236	30,658	4,578	15
Total cost of revenues	$329,357	$314,427	$14,930	5%	$984,465	$935,444	$49,021	5%
Subscriptions, maintenance, and professional services
The following table sets forth a comparison of our costs of subscriptions, maintenance, and professional services for the three and nine months ended September 30 ($ in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	2026	2025	$	%	2026	2025	$	%
Subscriptions, maintenance, and professional services	$305,924	$289,070	$16,854	6%	$906,254	$859,718	$46,536	5%
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
The cost of subscriptions, maintenance, and professional services for the three and nine months ended September 30, 2026, increased 6% and 5%, respectively, compared to the prior period. For the three months ended September 30, 2026, the increase is primarily due to a $21.0 million increase in merchant fees related to higher activity and an increase in interchange fee rates, an increase of $4.5 million in hosting costs as we expand our SaaS client base and transition from our proprietary data centers to the public cloud, and a $4.9 million increase from recent acquisitions. The increases were partially offset by a $7.2 million reduction in merchant fees following the wind-down in the fourth quarter of 2025 of a state payment processing contract and the redeployment of resources to research and development due to continued migration of clients to our SaaS products and the consolidation of versions of on-premises software products with support obligations.
For the nine months ended September 30, 2026, the increase is primarily due to a $57.0 million increase in merchant fees related to higher activity and an increase in interchange fee rates, an increase of $15.9 million in hosting costs as we expand our SaaS client base and transition from our proprietary data centers to the public cloud, and a $9.2 million increase from recent acquisitions. The increases were partially offset by a $28.7 million reduction in merchant fees following the wind-down in the fourth quarter of 2025 of a state payment processing contract and the redeployment of resources to research and development due to continued migration of clients to our SaaS products and the consolidation of versions of on-premises software products with support obligations.

Amortization of software development
The following table sets forth a comparison of our amortization of software development for the three and nine months ended September 30 ($ in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	2026	2025	$	%	2026	2025	$	%
Amortization of software development	$5,470	$6,195	$(725)	(12)%	$16,673	$17,079	$(406)	(2)%
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
For the three and nine months ended September 30, 2026, amortization of software development costs decreased 12% and 2%, respectively, compared to the prior period due to the decline in projects capitalized and projects reaching the end of their amortizable lives.
Amortization of acquired software
The following table sets forth a comparison of our amortization of acquired software for the three and nine months ended September 30 ($ in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	2026	2025	$	%	2026	2025	$	%
Amortization of acquired software	$8,786	$9,376	$(590)	(6)%	$26,302	$27,989	$(1,687)	(6)%
Amortization expense related to acquired software attributable to business combinations is included with cost of revenues. The estimated useful lives of acquired software range from five to 10 years.
For both the three and nine months ended September 30, 2026, amortization of acquired software declined 6% compared to the prior period due to assets becoming fully amortized in the fourth quarter of 2025, partially offset by amortization of acquired software from new acquisitions completed in 2026.
Other
The following table sets forth a comparison of other costs for the three and nine months ended September 30 ($ in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	2026	2025	$	%	2026	2025	$	%
Other	$9,177	$9,786	$(609)	(6)%	$35,236	$30,658	$4,578	15%
Other costs primarily consist of costs related to software licenses and computer hardware. Software license costs primarily consist of direct third-party software costs. Computer hardware costs primarily consist of the costs of purchased inventory and other direct fulfillment costs. We do not have any direct costs associated with royalties revenues.
Other costs for the three and nine months ended September 30, 2026, decreased 6% and increased 15%, respectively, compared to the prior period. The decrease for the three months ended September 30, 2026, was primarily driven by lower computer hardware sales. The increase for the nine months ended September 30, 2026, was primarily driven by higher third-party software costs and hardware costs.

The following table sets forth a comparison of gross profit and overall gross margin for the periods presented as of September 30 ($ in thousands):

	Three Months Ended			Nine Months Ended
	2026	2025	Change	2026	2025	Change
Total gross profit	$318,209	$281,452	$36,757	$921,700	$821,717	$99,983
Overall gross margin	49.1%	47.2%	1.9%	48.4%	46.8%	1.6%
Overall gross margin. For the three and nine months ended September 30, 2026, our blended gross margin increased 1.9% and 1.6%, respectively, compared to the prior period. For the three and nine months ended September 30, 2026, the increase in overall gross margin compared to the prior period is primarily attributable to a shift in our revenue mix toward higher-margin SaaS revenues. That increase in the overall gross margin is partially offset by declines in software licenses and maintenance revenues and increases in merchant fees, hosting costs, and third-party software and hardware costs.
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

	Three Months Ended		Change		Nine Months Ended		Change
	2026	2025	$	%	2026	2025	$	%
Sales and marketing expense	$40,023	$37,560	$2,463	7%	$118,671	$110,345	$8,326	8%
S&M expense as a percentage of revenues was 6.2% for both the three and nine months ended September 30, 2026 compared to 6.3% for both the three and nine months ended September 30, 2025. S&M expense increased 7% and 8%, respectively, compared to the prior period. The increase in S&M expense is primarily attributed to an increase in commission expense and higher personnel expense compared to the prior period.
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

	Three Months Ended		Change		Nine Months Ended		Change
	2026	2025	$	%	2026	2025	$	%
General and administrative expense	$81,561	$79,971	$1,590	2%	$259,259	$236,024	$23,235	10%
G&A expense as a percentage of revenue was 12.6% and 13.6%, respectively, for the three and nine months ended September 30, 2026 compared to 13.4% for both the three and nine months ended September 30, 2025. G&A expense increased 2% and 10%, respectively, for the three and nine months ended September 30, 2026, compared to the prior period. For the three months ended September 30, 2026, the increase in G&A expense was primarily attributable to a $1.2 million increase in professional fees primarily from litigation-related expenses and a $1.9 million increase from recent acquisitions, partially offset by a $1.9 million decline in personnel expenses primarily due to decline in bonuses. For the nine months ended September 30, 2026, the G&A expense increase is attributable to an $8.1 million increase in professional services primarily from litigation-related expenses, an $8.3 million increase from a write-off of previously capitalized software projects and restructuring costs, a $2.6 million increase in software and hardware expense, and a $4.5 million increase from recent acquisitions.

Research and development expense
Research and development expense ("R&D") consists primarily of salaries, employee benefits and related overhead costs associated with product development. Research and development expense consists mainly of costs associated with development of new functionality in our current products that do not qualify for capitalization. The following table sets forth a comparison of our research and development expense for the three and nine months ended September 30 ($ in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	2026	2025	$	%	2026	2025	$	%
Research and development expense	$63,349	$51,788	$11,561	22%	$185,908	$150,474	$35,434	24%
Research and development expense increased 22% and 24%, for the three and nine months ended September 30, 2026, respectively, compared to the prior period, with the majority of the increase due to the redeployment of resources from cost of revenues to research and development resulting from the continued migration of clients to our SaaS products and version consolidation of on-premises software products with support obligations, together with increased investments in a number of new Tyler product development initiatives across our product suites. In addition, R&D expense from recent acquisitions contributed $2.9 million and $5.7 million to the total R&D expense increase for the three and nine months ended September 30, 2026, respectively, compared to the prior period.
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

	Three Months Ended		Change		Nine Months Ended		Change
	2026	2025	$	%	2026	2025	$	%
Amortization of other intangibles	$16,239	$14,201	$2,038	14%	$45,918	$42,173	$3,745	9%
Amortization of other intangibles increased 14% and 9%, respectively, for the three and nine months ended September 30, 2026, compared to the prior period, primarily due to amortization of other intangibles from acquisitions completed in 2026 and fourth quarter of 2025.
Segment Operating Income
The following table sets forth a comparison of the operating income by reportable segments for the three and nine months ended September 30 ($ in thousands):

Segment Operating Income (loss):	Three Months Ended		Change		Nine Months Ended		Change
	2026	2025	$	%	2026	2025	$	%
ES	$191,210	$174,232	$16,978	10%	$555,495	$505,715	$49,780	10%
PT	32,192	26,828	5,364	20	82,305	81,804	501	1
ES segment
For both the three and nine months ended September 30, 2026, the ES segment operating income increased 10%. For the three months ended September 30, 2026, the increase is primarily driven by a $61.8 million rise in subscriptions revenues resulting from the continued shift toward SaaS arrangements for both new and existing clients, as well as growth in certain transaction-based revenues. This increase was partially offset by higher expenses, including an $18.2 million increase in merchant fees, a $10.4 million increase in personnel expenses including from recent acquisitions, and a $5.8 million increase in hosting fees. Also partially offsetting the increase is a $10.1 million decline in maintenance revenue, professional services revenues, and other revenues.

For the nine months ended September 30, 2026, the increase is primarily driven by a $178.8 million rise in subscriptions revenues resulting from the continued shift toward SaaS arrangements for both new and existing clients, as well as growth in certain transaction-based revenues. This increase was partially offset by higher expenses, including a $49.5 million increase in merchant fees; a $29.1 million increase in personnel expenses, including from recent acquisitions; a $15.6 million increase in hosting fees; a $5.8 million increase in professional services; and a $4.9 million increase in software costs. Also partially offsetting the increase is a $22.7 million decline in maintenance revenue, professional services revenue, and other revenues.
PT segment
For the three and nine months ended September 30, 2026, the PT segment operating income increased 20% and 1%, respectively.
For the three months ended September 30, 2026, the increase is primarily driven by a $3.3 million decline in G&A expense driven by lower personnel expense from bonuses and a $0.8 million decline in development costs. The increase is offset by a decline in transaction-based revenues and the corresponding reduction in merchant fees following the wind-down in the fourth quarter of 2025 of a state payment processing contract.
For the nine months ended September 30, 2026, PT segment operating income is essentially flat compared to prior period. Total revenues and total cost of revenues declines are primarily attributed to a decline of approximately $33.0 million in transaction-based revenues and the corresponding $28.7 million reduction in merchant fees, following the wind-down in the fourth quarter of 2025 of a state payment processing contract. The decline in transaction-based revenues is also partially offset by increases in subscription revenues and professional services revenues compared to prior period.
See Note 3, “Segment and Related Information,” for a reconciliation between our operating segment and consolidated financial results for the periods presented.
Interest expense
The following table sets forth a comparison of our interest expense for the three and nine months ended September 30 ($ in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	2026	2025	$	%	2026	2025	$	%
Interest expense	$(3,773)	$(1,235)	$(2,538)	206%	$(7,813)	$(3,743)	$(4,070)	109%
Interest expense is comprised of interest expense and non-usage and other fees associated with our borrowings. The increase in interest expense in the three and nine months ended September 30, 2026, respectively, compared to the prior period is a result of the 2031 Notes issued during the second quarter of 2026.
Gain on remeasurement of equity investment
The following table sets forth a comparison of our gain on remeasurement of equity investment for the three and nine months ended September 30 ($ in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	2026	2025	$	%	2026	2025	$	%
Gain on remeasurement of equity investment	$—	$—	$—	—%	$25,048	$—	$25,048	—%
For the nine months ended September 30, 2026, the Company recognized a gain of $25.0 million as a result of remeasuring the previously held equity investment to its fair value on the acquisition date in connection with the FTR acquisition completed during the second quarter of 2026.

Other income, net
The following table sets forth a comparison of our other income, net, for the three and nine months ended September 30 ($ in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	2026	2025	$	%	2026	2025	$	%
Other income, net	$7,893	$10,855	$(2,962)	(27)%	$19,031	$26,397	$(7,366)	(28)%
Other income, net, is primarily comprised of interest income from invested cash. The change in other income, net, in the three and nine months ended September 30, 2026, compared to the prior period is due to decreased interest income generated from lower invested cash balances in 2026 compared to 2025.
Income tax provision
The following table sets forth a comparison of our income tax provision for the three and nine months ended September 30 ($ in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	2026	2025	$	%	2026	2025	$	%
Income tax provision	$26,083	$23,159	$2,924	13%	$78,444	$55,283	$23,161	42%

Effective income tax rate	21.5%	21.5%			22.5%	18.1%
The effective tax rate for the three and nine months ended September 30, 2026 remained essentially flat and increased, respectively, as compared to prior period. The increase is primarily due to decreases in excess tax benefits related to share-based compensation and research tax credits, partially offset by a nontaxable gain on remeasurement of equity investment.
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

FINANCIAL CONDITION AND LIQUIDITY
As of September 30, 2026, we have cash and cash equivalents of $788.2 million, compared to $1.0 billion as of December 31, 2025. We also have $116.5 million invested in investment grade corporate bonds, U.S. Treasuries and asset-backed securities as of September 30, 2026. These investments have varying maturity dates through 2027 and are held as available-for-sale. Net cash provided by operating activities continues to be our primary source of funds to finance operating needs and capital expenditures. Other potential capital resources include cash on hand, public and private issuances of debt or equity securities, and our revolving credit facility. It is possible that our ability to access the capital and credit markets in the future may be limited by economic conditions or other factors. We believe that our cash on hand, cash provided by operating activities, and available credit are sufficient to fund our working capital requirements and capital expenditures for at least the next twelve months.
The following table sets forth a summary of cash flows for the nine months ended September 30 ($ in thousands):

	2026	2025
Cash flows provided (used) by:
Operating activities	$514,146	$409,660
Investing activities	(229,270)	(164,107)
Financing activities	(512,054)	(156,173)
Net (decrease) increase in cash and cash equivalents	$(227,178)	$89,380
For the nine months ended September 30, 2026, operating activities provided cash of $514.1 million, compared to $409.7 million in the nine months ended September 30, 2025. Operating activities that provided cash were primarily comprised of net income of $269.8 million, with adjustments for non-cash depreciation and amortization charges of $111.9 million, non-cash share-based compensation expense of $120.0 million, non-cash gain on the remeasurement of equity investment of $25.0 million and non-cash amortization of operating lease right-of-use assets of $7.9 million. Changes in working capital, excluding cash, increased cash provided by operating activities by approximately $29.4 million mainly due to an increase in deferred revenue and timing of deferred taxes associated with stock option activity during the period. These increases were offset primarily by higher accounts receivable at September 30, 2026, driven by the timing of our annual maintenance billing cycle, which peaks in the second quarter. Also contributing to the decrease in working capital are timing of bonus and commission payments, timing of prepaid expenses, and timing of lease payments.
Investing activities used cash of $229.3 million in the nine months ended September 30, 2026, compared to $164.1 million used in the nine months ended September 30, 2025. The cost of acquisitions, net of cash acquired during the period, was $239.0 million. We invested $56.2 million and received $81.9 million in proceeds from investment grade corporate bonds, U.S. Treasuries and asset-backed securities. Approximately $12.7 million was invested in property and equipment. Lastly, approximately $3.2 million of software development costs were capitalized.
Financing activities used cash of $512.1 million in the nine months ended September 30, 2026, compared to $156.2 million used in the nine months ended September 30, 2025. On May 14, 2026, we issued $1.44 billion aggregate principal amount of 2031 Notes. The net proceeds from the issuance of the 2031 Notes were $1.41 billion, net of initial purchasers’ discounts of $25.2 million and debt issuance costs of $4.4 million. In connection with the issuance of the 2031 Notes, the Company entered into privately negotiated capped call transactions (the “Capped Calls”) with certain financial institutions at an aggregate cost of approximately $187.2 million. On March 15, 2026, the Company repaid the $600.0 million aggregate principal amount of the 2026 Notes in cash. In the nine months ended September 30, 2026, we repurchased approximately $1.124 billion of our common stock, excluding $19.9 million in accrued excise taxes and accrued share repurchases. We also paid $16.6 million, net of cash proceeds received from stock option exercises, to satisfy employee tax-withholding obligations associated with settlement of equity awards and received $13.6 million from employee stock purchase plan activity. Lastly, the Company incurred fees of $2.2 million in connection with the 2026 Credit Agreement signed on May 28, 2026.

On February 3, 2026, our Board of Directors authorized the repurchase of $1.0 billion of our common stock, which replaced and superseded all previous authorizations. On July 24, 2026, our Board of Directors authorized an additional $1.5 billion share repurchase plan. The plan allows us to repurchase shares at our discretion, and there is no expiration date. The plan replaces and supersedes any previous authorizations, except that the Company’s Chief Executive Officer and Chief Financial Officer may continue to cause the Company to repurchase any amounts not yet repurchased under previous authorizations. Our share repurchase program allows us to repurchase shares at our discretion. Market conditions, as well as the volume of employee stock option exercises, influence the timing of the repurchases and the number of shares repurchased. Share repurchases are generally funded using our existing cash balances and borrowings under our credit facility and may occur through open market purchases and transactions structured through investment banking institutions, privately negotiated transactions and/or other mechanisms. There is no expiration date specified for the authorization. As of October 28, 2026, we have remaining authorization from our Board of Directors to repurchase up to approximately $1.334 billion of our common stock.
As of September 30, 2026, we had outstanding an aggregate principal amount of $1.44 billion of our 2031 Notes and no borrowings under the 2026 Credit Agreement, which has available borrowing capacity of $1.0 billion. On March 15, 2026, the Company repaid the $600.0 million aggregate principal amount of its 2026 Notes at maturity with the entire principal amount settled in cash, and no shares of common stock were issued upon settlement. In the nine months ended September 30, 2026, and 2025, we paid interest of $2.0 million and $2.2 million, respectively. See Note 8, “Debt,” to the condensed consolidated financial statements for discussions of the 2026 Notes, the 2031 Notes and the 2026 Credit Agreement.
On April 14, 2026, we completed the acquisition of the remaining equity of BFTR, LLC. The transaction had a cash purchase price, net of cash acquired, of approximately $211.2 million, subject to customary post-closing adjustments.
We made income tax payments, net of refunds, of $19.7 million and $47.3 million in the nine months ended September 30, 2026, and 2025, respectively.
We anticipate that 2026 capital spending will be between $20.0 million and $22.0 million, including approximately $5.0 million of capitalized software development. We expect the majority of the other capital spending will consist of computer equipment and software for infrastructure replacements and expansion. Capital spending and cash tax payments are expected to be funded from existing cash balances and cash flows from operations.
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
There were no material changes to our future minimum contractual obligations since December 31, 2025, as previously disclosed in our 2025 Annual Report on Form 10-K filed with the SEC on February 18, 2026. Our estimated future obligations consist of debt, uncertain tax positions, leases, and purchase commitments as of September 30, 2026. Refer to Note 8, “Debt,” Note 11, “Income Tax,” Note 15, “Leases,” and Note 16, “Commitments,” to the condensed consolidated financial statements for related discussions.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and interest rates.
As of September 30, 2026, we had no outstanding borrowings under our 2026 Credit Agreement, which has available borrowing capacity of $1.0 billion.
Loans under the revolving credit facility will bear interest, at our option, at a per annum rate of either (1) the Administrative Agent’s prime commercial lending rate (subject to certain higher rate determinations) plus a margin of 0.125% to 0.75% or (2) the one-, three-, or six-month SOFR rate plus a margin of 1.125% to 1.75%.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures. Management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. Based on this evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2026.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. OTHER INFORMATION
ITEM 1. Legal Proceedings
None
ITEM 1A. Risk Factors
In addition to the other information set forth in this report, one should carefully consider the discussion of various risks and uncertainties contained in Part I, “Item 1A. Risk Factors” in our 2025 Annual Report on Form 10-K filed on February 18, 2026. We believe those risk factors are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us. Please note, however, that those are not the only risk factors facing us. Additional risks that we do not consider material, or of which we are not currently aware, may also have an adverse impact on us. Our business, financial condition and results of operations could be seriously harmed if any of these risks or uncertainties actually occur or materialize. In that event, the market price for our common stock could decline, and our shareholders may lose all or part of their investment. During the nine months ended September 30, 2026, there were no material changes in the information regarding risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2026, we repurchased $379.1 million of our common stock and withheld shares valued at $0.6 million to satisfy the minimum tax obligations of employees due upon vesting of restricted stock awards.
A summary of the repurchase activity during the three months ended as of September 30, 2026, is as follows:

Period	Total number of shares repurchased[1]	Average price paid per share[2]	The total number of shares purchased as part of publicly announced repurchase plans or programs	Approximate dollar value of shares that may yet be purchased under current authorization
Six months ended June 30				$244,995,181
July 1 through July 31	38,502	$311.69	38,502	1,732,994,574
August 1 through August 31	752,580	325.54	752,580	1,487,999,919
September 1 through September 30	359,203	341.47	357,307	1,365,901,942
	1,150,285		1,148,389

On February 3, 2026, our Board of Directors authorized the repurchase of $1.0 billion, excluding excise taxes, of our common stock, which replaced and superseded all previous share repurchase authorizations. On July 24, 2026, our Board of Directors authorized an additional $1.5 billion share repurchase plan. The plan allows us to repurchase shares at our discretion, and there is no expiration date. The plan replaces and supersedes any previous authorizations, except that the Company’s Chief Executive Officer and Chief Financial Officer may continue to cause the Company to repurchase any amounts not yet repurchased under previous authorizations. As of October 28, 2026, we have remaining authorization from our Board of Directors to repurchase up to approximately $1.334 billion of our common stock.

1 Includes 1,896 shares withheld by us to satisfy the minimum tax obligations of employees due upon vesting of restricted stock awards. The level of this acquisition activity varies from period to period based upon the timing of award grants and vesting. Also includes 1,148,389 shares for common stock repurchases under our authorized share repurchase program.
2 Amount excludes impact of excise taxes of $9.9 million imposed on corporate stock repurchases required under the Inflation Reduction Act of 2022.

ITEM 3. Defaults Upon Senior Securities
None
ITEM 4. Mine Safety Disclosures
None
ITEM 5. Other Information
(c) Trading Plans
On September 15, 2026, Tyler Technologies, Inc. executed a Rule 10b5-1 trading plan under which trading could not begin until September 16, 2026, and that terminates no later than October 29, 2026. Additional information is available in the Form 8-K filed on September 15, 2026. Under the Rule 10b5-1 trading plan, the Company is allowed to repurchase up to $260.0 million of shares of our common stock.
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
Date: October 28, 2026